Form 10-Q
period 2022-09-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2022-11-14
CIK 889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Part I –FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Consolidated Balance Sheets

September 30, 2022 (unaudited) and December 31, 2021

($ in thousands)

	September 30,	December 31,
	2022	2021
ASSETS
Cash, in banks	$2,197	$3,903
Loan payments in trust	4	490
Loans
Principal	61,253	55,099
Advances	41	116
Accrued interest	615	459
Prepaid interest	(726)	—
Loan balances secured by deeds of trust	61,183	55,674
Allowance for loan losses	(55)	(55)
Loan balances secured by deeds of trust, net	61,128	55,619

Real estate owned (REO), net	6,028	8,258

Debt issuance costs, net	43	13
Other assets	90	87
Total assets	$69,490	$68,370

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable	$164	$195
Payable to related party (Note 3)	69	47
Accrued liabilities	1,029	1,107
Line of credit	10,000	—
Mortgages payable	1,347	1,453
Total liabilities	12,609	2,802

Commitments and Contingencies (Note 8)

Partners’ capital
Limited partners’ capital	60,358	69,555
General partners’ deficit	(612)	(626)
Total partners’ capital	59,746	68,929

Receivable from manager (formation loan)	(2,865)	(3,361)

Partners’ capital, net of formation loan	56,881	65,568

Total liabilities and partners’ capital	$69,490	$68,370

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)

($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Interest income	$1,234	$1,669	$3,840	$5,308
Interest expense
Line of credit	(146)	(108)	(342)	(275)
Mortgages payable	(10)	(20)	(40)	(71)
Total interest expense	(156)	(128)	(382)	(346)
Net interest income	1,078	1,541	3,458	4,962
Late fees	31	5	57	41
Gain on sale, loans	41	—	122	—
Total revenue, net	1,150	1,546	3,637	5,003

Provision for loan losses	—	5	—	4

Operations expense
Mortgage servicing fees to Redwood Mortgage Corp.	300	265	760	825
Asset management fees to Redwood Mortgage Corp.	59	71	186	223
Costs from Redwood Mortgage Corp.	203	148	542	502
Professional services	251	224	809	817
REO, net (Note 5)	(241)	83	(99)	425
Other	7	9	26	40
Total operations expense	579	800	2,224	2,832

Net income	$571	$741	$1,413	$2,167

Net income
Limited partners (99%)	$566	$734	$1,399	$2,146
General partners (1%)	5	7	14	21
	$571	$741	$1,413	$2,167

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Consolidated Statements of Changes in Partners’ Capital

For the Three Months Ended September 30, 2022 (unaudited)

($ in thousands)

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, June 30, 2022	$63,206	$(617)	$62,589
Net income	566	5	571
Distributions	(275)	—	(275)
Withdrawals	(3,139)	—	(3,139)
Balance, September 30, 2022	$60,358	$(612)	$59,746

For the Nine Months Ended September 30, 2022 (unaudited)

($ in thousands)

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance at December 31, 2021	$69,555	$(626)	$68,929
Net income	1,399	14	1,413
Distributions	(871)	—	(871)
Withdrawals	(9,725)	—	(9,725)
Balance, September 30, 2022	$60,358	$(612)	$59,746

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Consolidated Statements of Changes in Partners’ Capital

For the Three Months Ended September 30, 2021 (unaudited)

($ in thousands)

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, June 30, 2021	$76,087	$(641)	$75,446
Net income	734	7	741
Distributions	(383)	—	(383)
Withdrawals	(3,703)	—	(3,703)
Balance, September 30, 2021	$72,735	$(634)	$72,101

For the Nine Months Ended September 30, 2021 (unaudited)

($ in thousands)

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, December 31, 2020	$82,991	$(655)	$82,336
Net income	2,146	21	2,167
Distributions	(1,156)	—	(1,156)
Withdrawals	(11,246)	—	(11,246)
Balance, September 30, 2021	$72,735	$(634)	$72,101

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021 (unaudited)

($ in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Interest income received	$4,373	$5,480
Interest expense	(409)	(265)
Late fees and other loan income	78	105
Operations expense	(2,521)	(2,457)
Total cash provided by operating activities	1,521	2,863

Investing activities
Loans
Loans funded	(47,169)	(21,111)
Principal collected	28,462	19,449
Loan transferred from related mortgage fund	—	(1,371)
Loans transferred to related mortgage fund	3,284	5,711
Loans sold to non-affiliate	9,893	485
Advances collected	75	39
Total - Loans	(5,455)	3,202
REO - sales proceeds, net	2,490	216
Total cash (used in) provided by investing activities	(2,965)	3,418

Financing activities
Partners' capital
Partner withdrawals, net of early withdrawal penalties	(9,625)	(11,126)
Early withdrawal penalties	(100)	—
Partner distributions	(871)	(1,156)
Cash distributions to partners, net	(10,596)	(12,282)
Line of credit
Advances	11,000	16,847
Repayments	(1,000)	(9,300)
Debt issuance costs	(57)	—
Cash provided by line of credit	9,943	7,547
Promissory note received from related party	1,000	—
Promissory note repaid to related party	(1,000)	—
Mortgages repaid	(105)	(996)

RMC payments - formation loan	496	341
Total cash used in financing activities	(262)	(5,390)
Net (decrease) increase in cash	(1,706)	891
Cash, beginning of period	3,903	364
Cash, end of period	$2,197	$1,255

Non-cash financing activity for the nine months ended September 30, 2021 includes early withdrawal penalties of approximately $120,000. There was no non-cash financing activity for early withdrawal penalties for the nine months ended September 30, 2022.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021 (unaudited)

($ in thousands)

Reconciliation of net income to net cash provided by operating activities:

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$1,413	$2,167
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale, loans	(122)	—

Provision for loan losses	—	5
Amortization of debt issuance costs	28	40
REO – gain on disposal	—	(79)
REO – (decrease) increase in valuation allowance	(261)	294
Change in operating assets and liabilities
Loan payments in trust	21	64
Accrued interest	(194)	172
Prepaid interest	726	—
Receivable from related party	—	1
Other assets	(3)	(39)
Accounts payable and accrued liabilities	(109)	237
Payable to related party	22	1
Net cash provided by operating activities	$1,521	$2,863

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2022 (unaudited)

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

In the opinion of management of RMC, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly and accurately the consolidated financial information included therein. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results to be expected for the full year.

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

September 30, 2022 (unaudited)

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

Distributions to limited partners

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound income in their capital account. If an investor initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elected to compound income in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Income allocable to limited partners who elect to compound income in their capital account will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was approximately 56% and 60% at September 30, 2022 and 2021, respectively.

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

September 30, 2022 (unaudited)

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

Management estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates involve significant level of uncertainty and have had or are reasonably likely to have a material impact on the partnership’s financial condition or results of operations. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans (which itself requires determining the fair value of the collateral), and the valuation of real estate owned, at acquisition and subsequently. Actual results could differ materially from these estimates.

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

September 30, 2022 (unaudited)

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

September 30, 2022 (unaudited)

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

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2022 (unaudited)

Accrued liabilities

Accrued liabilities at September 30, 2022 and December 31, 2021 were approximately $1,029,000 and $1,107,000, respectively, the significant components of which are accrued professional and consulting fees (approximately $930,000 and $827,000, respectively), accrued REO property taxes and mortgage interest expense (approximately $24,000 and $164,000, respectively) and accrued interest on the line of credit (approximately $47,000 and $8,000, respectively).

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

September 30, 2022 (unaudited)

Costs from RMC

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

Commissions and fees are paid by the borrowers to RMC

-
Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation and negotiation of loans (including extensions), the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers to RMC, and thus are not an expense of the partnership. Loan brokerage commissions paid by the borrowers to RMC approximated $269,000 and $87,000 for the three months ended September 30, 2022 and 2021, respectively, and $902,000 and $350,000 for the nine months ended September 30, 2022 and 2021, respectively.

-
Other fees

RMC receives fees for processing, notary, document preparation, credit investigation, reconveyance and other mortgage related services. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the partnership.

Formation loan

Commissions for sales of limited partnership units paid to broker-dealers (“B/D sales commissions”) were paid by RMC and were not paid directly by the partnership out of offering proceeds. Instead, the partnership advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums paid to partners in connection with unsolicited orders up to 7% of offering proceeds. The receivable arising from the advances is unsecured and non-interest bearing and is referred to as the “formation loan”. Since its inception, the partnership’s advances totaled $22,567,000, of which $2,865,000 remains outstanding at September 30, 2022.

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

The formation loan transactions for the nine months ended September 30, 2022 and 2021 are presented in the following table ($ in thousands).

	2022	2021
Balance, January 1	$3,361	$3,983
Payments received from RMC	(496)	(341)
Early withdrawal penalties applied(1)	—	(120)
Balance, September 30	$2,865	$3,522

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

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2022 (unaudited)

Limited partner capital - withdrawals

Withdrawals of limited partners’ capital for the three and nine months ended September 30, 2022 and 2021 are presented in the following table ($ in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
Withdrawals	2022	2021	2022	2021
Without penalty	$2,900	$3,307	$8,741	$10,044
With penalty	239	396	984	1,202
Total	$3,139	$3,703	$9,725	$11,246

Scheduled, at September 30,	$15,708	$27,021	$15,708	$27,021

Scheduled withdrawals of limited partners’ capital in periods as of and after September 30, 2022 are presented in the following table ($ in thousands).

2022	$2,294
2023	6,813
2024	3,913
2025	1,765
2026	767
Thereafter	156
Total	$15,708

Scheduled withdrawals of limited partners’ capital of approximately $224,000 are subject to early withdrawal penalties as the limited partners elected the accelerated payout option as permitted in the Partnership Agreement.

Other related party transactions

-
Payable to related parties

From time to time, in the normal course of business operations, the partnership may have payables to and/or receivables from related parties. At September 30, 2022, the partnership had a payable to related parties of approximately $69,000 consisting of accounts payable due to the manager of approximately $63,000 and accounts payable due to a related mortgage fund of approximately $6,000. There were no receivables from related parties at September 30, 2022.

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

In the nine months ended September 30, 2022, RMI VIII transferred to a related mortgage fund four performing loans with aggregate principal of approximately $3,284,000 at par value, which approximates fair value. The related mortgage fund paid cash for the loans and RMI VIII has no continuing involvement with the loans. No loans were transferred from related mortgage funds.

In the nine months ended September 30, 2021, a related mortgage fund transferred to RMI VIII two performing loans with aggregate principal of approximately $1,371,000 at par value, which approximates fair value. RMI VIII paid cash for the loans and the related mortgage fund has no continuing obligation or involvement with the loans.

In the nine months ended September 30, 2021, RMI VIII transferred to a related mortgage fund seven performing loans with aggregate principal of approximately $5,711,000 at par value, which approximates fair value. The related mortgage fund paid cash for the loans and RMI VIII has no continuing involvement with the loans.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2022 (unaudited)

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

As of September 30, 2022, 21 loans with principal of $59,141,000 (representing 97% of the aggregate principal of the partnership’s loan portfolio) have a term of five years or less. The remaining loans have terms longer than five years. Substantially all loans are written without a prepayment penalty provision.

As of September 30, 2022, 13 loans provide for monthly payments of interest only, with the principal due at maturity, and 10 loans with principal of $22,070,000 (representing 36% of the aggregate principal of the partnership’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity. The remaining loans provide for monthly payments of interest only, with the principal due in full at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions for the three and nine months ended September 30, 2022, are summarized in the following table ($ in thousands).

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Principal, beginning of period	$63,056	$55,099
Loans funded	16,331	47,169
Principal collected(1)	(12,604)	(27,997)
Loans transferred to related mortgage fund	(2,288)	(3,284)
Loans transferred to held for sale(2)	—	(6,492)
Loans sold to non-affiliate(3)	(3,242)	(3,242)
Principal, end of period	$61,253	$61,253

(1)
Includes principal collected and held in trust at September 30, 2022 of approximately $1 offset by principal collected and held in trust at December 31, 2021 of approximately $465,000 which was disbursed to the partnership in January 2022.
(2)
In May 2022, three loans with aggregate principal of approximately $6.5 million were sold to an unaffiliated third-party. The partnership recognized a gain of approximately $81,000 net of commissions to and transaction costs from third parties.
(3)
For the three months ended September 30, 2022, one loan with aggregate principal of $3,250,000 was sold to an unaffiliated third-party. The partnership recognized a gain of approximately $41,000 net of commissions to and transaction costs from third parties.

During the nine months ended September 30, 2022, the partnership extended six maturing (or matured) loans with aggregated principal of approximately $21,117,000, which are not included in the activity shown in the table above. The loans have an average extension period of approximately 10 months. The loans were current and deemed well collateralized (i.e., the LTV for the collateral was within lending guidelines) at the time they were extended. Additionally, interest rates charged to borrowers may be adjusted in conjunction with the loan extensions to reflect current market conditions.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2022 (unaudited)

The partnership funds loans with the intent to hold the loans until maturity, although from time to time the partnership may sell certain loans when the manager determines it to be in the best interest of the partnership.

Pursuant to California regulatory requirements borrower payments are deposited into a trust account established by RMC with an independent bank and are presented on the balance sheet as “Loan payments in trust”. Funds are disbursed to the partnership as collected which can range from same day for wire transfers and up to two weeks after deposit for checks. Loan payments in trust at September 30, 2022, were disbursed to the partnership’s account by October 24, 2022. Loan payments in trust at December 31, 2021 were distributed to the partnership’s account by January 14, 2022.

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	September 30,	December 31,
	2022	2021
Number of secured loans	23	31
Secured loans – principal	$61,253	$55,099
Secured loans – lowest interest rate (fixed)	6.8%	7.3%
Secured loans – highest interest rate (fixed)	10.8%	10.8%

Average secured loan – principal	$2,663	$1,777
Average principal as percent of total principal	4.3%	3.2%
Average principal as percent of partners’ capital, net of formation loan	4.7%	2.7%
Average principal as percent of total assets	3.8%	2.6%

Largest secured loan – principal	$9,000	$7,994
Largest principal as percent of total principal	14.7%	14.5%
Largest principal as percent of partners’ capital, net of formation loan	15.8%	12.2%
Largest principal as percent of total assets	13.0%	11.7%

Smallest secured loan – principal	$293	$56
Smallest principal as percent of total principal	0.5%	0.1%
Smallest principal as percent of partners’ capital, net of formation loan	0.5%	0.1%
Smallest principal as percent of total assets	0.4%	0.1%

Number of California counties where security is located	10	12
Largest percentage of principal in one California county	31.9%	32.1%

As of September 30, 2022, there are four loans with principal balances in excess of 10% of the total outstanding principal balance. The partnership’s largest loan, with principal of approximately $9,000,000 is secured by an office building in the City of Orange in Orange County, bears an interest rate of 7.99% and matures on September 1, 2025. The second loan, with principal of approximately $8,849,000 is secured by a commercial building in the City of Santa Clara in Santa Clara County, bears an interest rate of 8.375% and matures on July 1, 2027. The third loan, with principal of approximately $7,994,000 is secured by a commercial building in the City and County of San Francisco, bears an interest rate of 8.375% and matured on September 1, 2022. The fourth loan, with principal of approximately $6,300,000 is secured by a multifamily building in the City and County of San Francisco, bears an interest rate of 7.75% and matures on April 1, 2023. All four loans were in first lien position.

As of September 30, 2022, the partnership had no commitments to lend outstanding and had no construction or rehabilitation loans outstanding.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2022 (unaudited)

Distribution of secured loans-principal by California counties

The distribution of secured loans within California by counties is presented in the following table ($ in thousands).

	September 30, 2022		December 31, 2021
	Principal	Percent	Principal	Percent
San Francisco Bay Area(4)
San Francisco	$19,507	31.9%	$17,694	32.1%
San Mateo	2,523	4.1	7,696	14.0
Santa Clara	12,279	20.0	4,600	8.4
Sonoma	—	0.0	576	1.0
Solano	3,550	5.8	—	0.0
Marin	1,099	1.8	1,653	3.0
Alameda	730	1.2	6,239	11.3
	39,688	64.8	38,458	69.8

Other Northern California
Stanislaus	1,301	2.1	—	0.0
Mariposa	—	0.0	56	0.1
	1,301	2.1	56	0.1
Northern California Total	40,989	66.9	38,514	69.9

Los Angeles & Coastal
Santa Barbara	2,049	3.3	2,062	3.7
Los Angeles	6,000	9.8	10,783	19.6
Orange	12,215	20.0	2,192	4.0
San Diego	—	0.0	1,088	2.0
	20,264	33.1	16,125	29.3

Other Southern California
Riverside	—	0.0	460	0.8
	—	0.0	460	0.8
Southern California Total	20,264	33.1	16,585	30.1
Total principal, secured loans	$61,253	100.0%	$55,099	100.0%

(4)
Includes the Silicon Valley

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2022 (unaudited)

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	September 30, 2022			December 31, 2021
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(5)	6	$5,945	10%	16	$14,597	26%
Multi-family	3	9,401	15	2	7,550	14
Commercial	12	44,606	73	13	32,952	60
Land	2	1,301	2	—	—	—
Total principal, secured loans	23	$61,253	100%	31	$55,099	100%

(5)
Single family property type at September 30, 2022, consists of 2 loans with aggregate principal of approximately $908,000 that are owner occupied and 4 loans with aggregate principal of approximately $5,037,000 that are non-owner occupied. At December 31, 2021, single family property type consisted of 4 loans with aggregate principal of approximately $2,306,000 that were owner occupied and 12 loans with aggregate principal of approximately $12,291,000 that were non-owner occupied. Single family includes 1-4 unit residential buildings, condominium units, townhouses and condominium complexes.

Lien position

At funding, secured loans had the lien positions presented in the following table ($ in thousands).

	September 30, 2022			December 31, 2021
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	20	$57,922	95%	25	$45,992	83%
Second trust deeds	3	3,331	5	6	9,107	17
Total principal, secured loans	23	61,253	100%	31	55,099	100%
Liens due other lenders at loan closing		4,041			14,988
Total debt		$65,294			$70,087
Appraised property value at loan closing		$134,329			$117,570
Percent of total debt to appraised values (LTV) at loan closing(6)		55.2%			62.3%

(6)
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

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2022 (unaudited)

Scheduled maturities/Secured loans-principal

Secured loans scheduled to mature in periods as of and after September 30, 2022 are presented in the following table ($ in thousands).

				First Trust Deeds		Second Trust Deeds
	Loans	Principal	Percent	Loans	Principal	Loans	Principal
2022(7)	3	$3,818	6%	2	$1,879	1	$1,939
2023	11	22,058	36	9	20,666	2	1,392
2024	2	1,248	2	2	1,248	—	—
2025	1	9,000	15	1	9,000	—	—
2026	—	—	—	0	—	—	—
Thereafter	2	12,399	20	2	12,399	—	—
Total scheduled maturities	19	48,523	79	16	45,192	3	3,331
Matured at September 30, 2022(8)	4	12,730	21	4	12,730	—	—
Total principal, secured loans	23	$61,253	100%	20	$57,922	3	3,331

(7)
Loans scheduled to mature in 2022 after September 30.
(8)
See Delinquency/Secured loans with payments in arrears below for more information on matured loans.

Scheduled maturities are presented based on the most recent in-effect agreement with the borrower, including forbearance agreements. As a result, matured loans at September 30, 2022, for the scheduled maturities table may differ from the same captions in the tables of delinquencies and payments in arrears that are based on the loan terms and do not consider forbearance agreements. For matured loans, the partnership may continue to accept payments while pursuing collection of principal or while negotiating an extension of the loan’s maturity date.

It is the partnership’s experience that the timing of future cash receipts from secured loans will differ from scheduled maturities. Loans may be repaid or renewed before, at or after the contractual maturity date.

Delinquency/Secured loans

Secured loans by payment-delinquency status are presented in the following table ($ in thousands).

	September 30, 2022		December 31, 2021
	Loans	Principal	Loans	Principal
Current	17	$46,644	25	$48,274
Past Due
30-89 days	2	8,904	2	5,782
90-179 days	3	1,985	1	56
180 or more days	1	3,720	3	987
Total past due	6	14,609	6	6,825
Total principal, secured loans	23	$61,253	31	$55,099

The table above presents the unpaid principal balance by delinquency category for all secured loans based on the payment status, including loans that are interest only with no principal due. Secured loans at September 30, 2022 had principal payments in arrears totaling approximately $12,731,000 (6 loans) and interest payments in arrears totaling approximately $453,000.

Payments in arrears for secured loans (i.e., monthly interest and principal payments past due 30 or more days) at September 30, 2022 are presented in the following tables ($ in thousands).

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2022 (unaudited)

	Loans		Principal		Interest(9)
At September 30, 2022	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	1	1	$7,994	$—	$56	$12	$8,062
90-179 days (4-6 payments)	2	1	1,016	1	31	21	1,069
180 or more days (more than 6 payments)	1	—	3,720	—	333	—	4,053
Total past due	4	2	$12,730	$1	$420	$33	$13,184

(9)
Interest includes foregone interest of approximately $100,000 on non-accrual loans past maturity. Interest for September 2022 is due on October 1, 2022 and is not included in the payments in arrears at September 30, 2022.

At September 30, 2022 and December 31, 2021, there were no loan forbearance agreements in effect.

Secured loans in non-accrual status are summarized in the following table ($ in thousands).

	September 30, 2022	December 31, 2021
Number of loans	1	4
Principal	$3,720	$1,044
Advances	41	116
Accrued interest(10)	233	13
Total recorded investment	$3,994	$1,173
Foregone interest	$133	$1

(10)
Accrued interest in the table above is the amount of interest accrued prior to the loan being placed on non-accrual status, net of any payments received while in non-accrual status. No interest income was recognized for loans in non-accrual status in the three and nine months ended September 30, 2022. The amortized cost basis of loans in non-accrual status with no specific allowance at September 30, 2022 is equivalent to the entire balance of loans in non-accrual status since there is no specific allowance recorded for any loan.

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

At September 30, 2022, three loans with aggregate principal of approximately $1,985,000 were 90 days or more past due and were not in non-accrual status.

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

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2022 (unaudited)

Activity in the allowance for loan losses for the nine months ended September 30, 2022 and 2021 is presented in the following table ($ in thousands).

	2022	2021
Balance, January 1	$55	$50
Provision for loan loss	—	5
Recovery for loan losses	—	—
Balance, September 30	$55	$55

Loans designated impaired and any associated allowance for loan losses is presented in the following table ($ in thousands).

	September 30, 2022	December 31, 2021
Number of loans	4	4
Principal	$5,705	$1,044
Recorded investment(11)	6,046	1,173
Impaired loans without allowance	6,046	1,173
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—
Weighted average LTV at origination	47.8%	45.4%

(11)
Recorded investment is the sum of principal, advances, and accrued interest for financial reporting purposes.

Loans designated impaired had an average recorded investment balance, interest income recognized, and interest income received in cash for the nine months ended September 30, 2022 and the year ended December 31, 2021 as presented in the following table ($ in thousands).

	September 30, 2022	December 31, 2021
Average recorded investment	$3,610	$8,352
Interest income recognized	294	107
Interest income received in cash	75	98

NOTE 5 – REAL ESTATE OWNED (REO) AND MORTGAGES PAYABLE

REO transactions and valuation allowance adjustments for the three and nine months ended September 30, 2022 and 2021 are summarized in the following tables ($ in thousands).

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	REO	Valuation Allowance	REO, net	REO	Valuation Allowance	REO, net
Balance, beginning of period	$10,458	$(2,200)	$8,258	$10,458	$(2,200)	$8,258
Valuation allowance adjustment	—	261	261	—	261	261
Dispositions	(4,430)	1,939	(2,491)	(4,430)	1,939	(2,491)
Balance, September 30, 2022	$6,028	$—	$6,028	$6,028	$—	$6,028

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	REO	Valuation Allowance	REO, net	REO	Valuation Allowance	REO, net
Balance, beginning of period	$12,044	$(3,533)	$8,511	$12,044	$(3,239)	$8,805
Valuation allowance adjustment	—	—	—	—	(294)	(294)
Dispositions	(1,586)	1,333	(253)	(1,586)	1,333	(253)
Balance, September 30, 2021	$10,458	$(2,200)	$8,258	$10,458	$(2,200)	$8,258

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2022 (unaudited)

REO at September 30, 2022 was comprised of three properties with a carrying value of approximately $6,028,000.

•
In Los Angeles County (Hollywood Hills) two single-family residences on separate, adjoining parcels.
•
In San Francisco County, 1 residential unit in a condominium complex. This unit is in contract to sell, with the closing expected before year-end 2022, at a price that would generate an immaterial gain on sale.
•
In San Francisco County, a real estate interest comprised of a condominium unit composed of storage lockers and signage rights for the exterior façade of the building.

The two Hollywood Hills single-family residences were acquired in June 2020 by foreclosure sales. The borrower contested the foreclosure sales by filing a California state court action. That action was dismissed due to fraud upon the Court by the borrower, but the dismissal has been appealed. Appellant briefing is taking place and the result should be final in approximately 5 months. At September 30, 2022, accrued liabilities includes accrued property taxes of approximately $22,000 and prepaid insurance of approximately $4,000. Accounts payable at September 30, 2022 includes $148,000 for negative escrow and unpaid late charges.

There is a mortgage note payable secured by a first trust deed on one of the Hollywood Hills properties that matures November 1, 2044, with monthly payments of $7,754, with interest at 4.125% until October 31, 2024; thereafter interest is at LIBOR plus 2.25%. As of September 30, 2022, the mortgage note payable was current on all payments due through October 2022. Principal was $1,347,232 at September 30, 2022 ($1,452,822 at December 31, 2021). The notice of default previously recorded in May 2022 due to defaults by the original borrower was rescinded in September 2022.

REO dispositions in 2022 - in Stanislaus County, 14 acres of undeveloped land was sold in 2 separate transactions – approximately 9 acres in July 2022, and the remaining approximately 5 acres in September 2022. The net combined sales proceeds approximated the adjusted carrying value after an adjustment to reduce the valuation allowance by approximately $261,000 and after fees paid to RMC associated with management of the properties and arranging the sales of approximately $73,000 which is included in Consolidated Statements of Income as mortgage servicing fee. For the first sale, RMI VIII provided a $664,000 first mortgage at market terms and an LTV of 40% and for the second sale, RMI VIII provided a $637,000 first mortgage at market terms and an LTV of 65%. Management believes these terms are reasonable and customary and the borrower has the intent and ability to pay the contracted price.

REO, net

REO, net in operations expense on the consolidated income statements is comprised of the following for the three and nine months ended September 30, 2022 and 2021 ($ in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Holding costs, net of other income	$(20)	$(83)	$(162)	$(210)
Gain on sales	—	—	—	79
Valuation adjustments	261	—	261	(294)
REO, net	$241	$(83)	$99	$(425)

Holding costs, net of other income includes month-to-month rents received of approximately $23,000 and $16,000 for the three months ended September 30, 2022 and 2021, respectively and $33,000 and $60,000 for the nine months ended September 30, 2022 and 2021 respectively, for the homes in Fresno County, which were sold in July 2021, and the unit-storage lockers and signage in San Francisco County.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2022 (unaudited)

NOTE 6 – FAIR VALUE

Secured loans

The following methods and assumptions are used when estimating fair value.

Secured loans, performing and non-performing not designated as impaired (Level 3) - Each loan is reviewed quarterly for its delinquency, LTV adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors. Due to the nature of the partnership’s loans and borrowers the fair value of loan balances secured by deeds of trust is deemed to approximate the recorded amount (per the consolidated financial statements) as the partnership's loans:

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

September 30, 2022 (unaudited)

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

NOTE 7 – LINE OF CREDIT

Activity involving the line of credit during the nine months ended September 30, 2022 and 2021 is presented in the following table ($ in thousands).

	2022	2021
Balance, January 1	$—	$2,453
Draws	11,000	16,847
Repayments	(1,000)	(9,300)
Balance, September 30,	$10,000	$10,000
Line of credit - average daily balance	$7,933	$6,199

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

Prior to the modification agreement, interest on outstanding principal was payable monthly and accrued at the per annum rate of the greater of (i) five percent (5%) or (ii) the sum of the one-month LIBOR rate plus three and one-quarter percent (3.25%). The modification agreement replaced LIBOR as the reference rate under the credit agreement with the 30-day American Interbank Offered Rate Term -30 Index published for loans in United States Dollars by the American Financial Exchange ("Ameribor"). Following the modification agreement, interest on the outstanding principal under the credit line is payable monthly and accrues at the annual rate that is the greater of: (i) the Ameribor Rate plus three and one-quarter percent (3.25%); and (ii) five percent (5.0%). The fair value of the balance on the line of credit is deemed to approximate the recorded amount because the reference rate plus 3.25% and the other terms and conditions, including the two-year term, of the Revolving Line of Credit and Term Loan Agreement are reflective of market rate terms (Level 2 inputs).

If the partnership does not maintain the required compensating balance with a minimum daily average of $1.0 million for the calendar quarter, the interest rate automatically increases by one-quarter of one percent (0.25%) above that rate which would otherwise be applicable for the next calendar quarter retroactive to the beginning of the calendar quarter in which the compensating balance is not maintained. At September 30, 2022 the interest rate was five and sixty five one-hundredths percent (5.65%).

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

September 30, 2022 (unaudited)

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

At September 30, 2022 and December 31, 2021, aggregate principal of pledged loans was approximately $19,145,000 and $21,487,000, respectively, with a maximum allowed advance thereon of approximately $10,000,000, subject to the borrowing base calculation.

The debt issuance costs from the original credit agreement were fully amortized in March 2022. Debt issuance costs of approximately $57,000 from the modification agreement are being amortized over its two-year term. Amortized debt issuance costs included in interest expense approximated $7,000 and $13,000 for the three months ended September 30, 2022 and 2021, respectively and approximately $28,000 and $40,000 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN AND REO COMMITMENTS

Commitments

Note 3 (General Partners and Other Related Parties) presents detailed discussion of the partnership’s contractual obligations to RMC and detail of scheduled withdrawals of limited partners’ capital at September 30, 2022.

Legal proceedings

As of September 30, 2022, the partnership is not involved in any legal proceedings other than those that would be considered part of the normal course of business. In the normal course of its business, the partnership may become involved in legal proceedings (such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc.) to collect the debt owed under the promissory notes, to enforce the provisions of the deeds of trust, to protect its interest in the real property subject to the deeds of trust and to resolve disputes with borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the net income or balance sheet of the partnership.

NOTE 9 – SUBSEQUENT EVENTS

The manager evaluated events subsequent to September 30, 2022 and determined that there were no events or transactions occurring during this reporting period that require recognition or disclosure in the unaudited consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the partnership’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.

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

Overview

Redwood Mortgage Investors VIII, L.P., a California Limited Partnership (“we”, “RMI VIII” or the “partnership”), was formed in 1993 to engage in business as a mortgage lender and investor by making and holding-for-investment loans secured by California real estate, primarily through first and second deeds of trust. The partnership is externally managed. Redwood Mortgage Corp. (“RMC” or “the manager”) is the manager of the partnership. See Note 3 (General Partners and Other Related Parties) to the consolidated financial statements included in Part I, Item 1 of this report for a detailed presentation of the partnership’s activities for which related parties are compensated and for other related party transactions.

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

Results of Operations

The following discussion describes our results of operations for the three and nine months ended September 30, 2022. While the COVID-19 pandemic has not had a material adverse effect on our reported results, we are actively monitoring the impact of COVID-19, which may negatively impact our business, financial condition, liquidity and results of operations for subsequent periods.

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

In the publication "California Employment Situation - July 2022" dated August 19, 2022:

Hiring Rebounds in July

Summary

California's Economy Catches a Second Wind This Summer

After appearing to sputter this spring, hiring perked back up in July. California's employers added a nation's best 84,800 jobs in July, marking the largest gain since February. Job gains were broad based, with every major sector except financial activities adding jobs during the month. The resurgence in hiring appears to be driven by a rebound in tech hiring, which added at least 15,600 jobs following several months of more modest gains. Several tech firms have announced plans to slow hiring in recent months, and that caution appeared to be showing up in the data. The latest data cast some doubt on that.

We caution against drawing too many conclusions from the latest data. The monthly data bounce around quite a bit and are subject to significant revisions early each year. We will get a hint as to what those revisions will look like next week, when the county employment data are released on Wednesday. We suspect that the Quarterly Census of Employment and Wage (QCEW) data will show that job growth was a touch stronger than first reported in early 2022, but we also suspect the economy has lost momentum since then.

One aspect of the labor market that has clearly cooled off is job openings, which fell by 212,000 in June. California's 15.7% drop was by far the largest of any state and brought job openings back down to the lowest level since August of last year. The job openings rate fell from 7.1% to 6.1% over the month.

The strength in the industry employment data also did not extend to the household survey. The number of employed Californians rose by just 23,500 in July, which is the smallest gain this year. The civilian labor force fell by a similar amount, which resulted in a 46,800-person drop in the number of unemployed. As a result, the unemployment rate tumbled 0.3 percentage points to 3.9%, which is the lowest it has been since data have been collected on a consistent basis in 1976.

Employment Snaps Back in July, But Questions Remain

•
Only a month after appearing to be near the edge of recession, California's economy appears to be catching a second wind, as employers added 84,800 jobs in July.
•
Job gains were exceptionally broad based with every industry, except financial activities, adding jobs during July.
•
Professional & business services, and education & health services added the most jobs during the month, with both supersectors adding 20,500 jobs. Employment also continued to bounce back in California's leisure & hospitality sector, which added back 14,900 jobs.
•
Within professional and business services, about half of last month's gain was in professional, scientific & technical services, which is a subsector that captures many of the jobs created in California's tech sector. Hiring also rose solidly in the information sector (+4,400 jobs), another industry group that captures many tech jobs, as well as jobs in California's motion picture business, which also appears to have posted solid job gains in July.
•
The bounce back in tech jobs lifted job growth in the Bay Area. The San Jose-Sunnyvale-Santa Clara MSA added 7,000 jobs in July, following a 9,000-job gain the prior month. The San Francisco metro division added 6,700 jobs in July, marking the largest gain since February. Oakland added 4,500 jobs in July, following a 5,500-job gain the prior month. The improvement in hiring in the Bay Area suggests the hiring cooldown announced by many major tech companies has yet to make its way into the employment figures. Job openings have fallen, however, which may be a precursor to slower job growth this fall.
•
Southern California accounted for the bulk of California's job growth in July. The Los Angeles metro area added 21,900 jobs in July, while employers in Orange County added back 22,300 jobs. Hiring also remained strong in the Inland Empire, which added 9,100 jobs.
•
Not only did California see a resurgence in hiring in July, but the state's unemployment rate also fell to a new low, falling 0.3 percentage points to 3.9%, which is the lowest unemployment rate for California since consistent data began being collected in 1976.
•
Do not break out the champagne just yet. This past month's number appear to be at odds with the news flow out of many of the state's major employers. The monthly industry survey data are revised early each year to a count of jobs derived from unemployment insurance tax roles. Data through March 2022 will be released next week and are expected to show stronger job growth for 2021, and quite possibly through March of this year. The news flow has been decidedly less upbeat since March, however, and we expect the final data to show nonfarm employment growth decelerating over the course of this year and next. The household data, which are used to compute the unemployment rate, already show a marked deceleration, with household employment posting its smallest gain of the year in July.

Key performance indicators

Key performance indicators as of and for the nine months ended September 30, 2022 and 2021 are presented in the following table ($ in thousands).

	2022	2021
Secured loans principal – end of period balance	$61,253	$70,227
Secured loans principal – average daily balance	$61,592	$73,416

Interest income	$3,840	$5,308
Portfolio interest rate(1)	8.5%	8.9%
Effective yield rate(2)	8.3%	9.6%

Line of credit – end of period	$10,000	$10,000
Line of credit – average daily balance(3)	$7,933	$6,199

Mortgages payable – end of period	$1,347	$1,453
Mortgages payable – average daily balance (4)	$1,451	$2,256

Interest expense
Line of credit	$342	$275
Mortgages payable	$40	$71

Provision for (recovery of) loan losses	$—	$4

Operations expense	$2,224	$2,832

Net income	$1,413	$2,167
Percent(5)(6)	2.9%	3.7%

Limited partners’ capital – end of period	$60,358	$72,735
Limited partners’ capital – average balance	$64,867	$77,804
Limited partners’ capital – withdrawals(7)	$9,725	$11,246

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
(5)
Percent of limited partners’ capital – average balance (annualized)
(6)
Percent based on the net income available to limited partners (excluding 1% of income and losses allocated to general partners)
(7)
Scheduled liquidations as of September 30, 2022 were approximately $15,708,000. Additional detail regarding limited partner capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis. Scheduled withdrawals of limited partner capital as of September 30, 2021 were approximately $27,021,000.

Key performance indicators as of and for the three months ended September 30, 2022 and 2021 are presented in the following table ($ in thousands).

	2022	2021
Secured loans principal – end of period balance	$61,253	$70,227
Secured loans principal – average daily balance	$62,205	$71,064

Interest income	$1,234	$1,669
Portfolio interest rate(1)	8.4%	8.8%
Effective yield rate(2)	7.9%	9.4%

Line of credit – end of period	$10,000	$10,000
Line of credit – average daily balance(3)	$10,000	$7,352

Mortgages payable – end of period	$1,347	$1,453
Mortgages payable – average daily balance (4)	$1,447	$1,875

Interest expense
Line of credit	$146	$108
Mortgages payable	$10	$20

Provision for (recovery of) loan losses	$—	$5

Operations expense	$579	$800

Net income	$571	$741
Percent(5)(6)	3.7%	3.9%

Limited partners’ capital – end of period	$60,358	$72,735
Limited partners’ capital – average balance	$61,782	$74,411
Limited partners’ capital – withdrawals(7)	$3,139	$3,703

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
(5)
Percent of limited partners’ capital – average balance (annualized)
(6)
Percent based on the net income available to limited partners (excluding 1% of income and losses allocated to general partners)
(7)
Scheduled liquidations as of September 30, 2022 were approximately $15,708,000. Additional detail regarding limited partner capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis. Scheduled withdrawals of limited partner capital as of September 30, 2021 were approximately $27,021,000.

Secured loans

The September 30, 2022 secured loans principal of approximately $61.3 million, was a reduction of 12.7% ($8.9 million) compared to September 30, 2021 secured loans principal of approximately $70.2 million. The loan portfolio and capital available to lend is declining due to partner withdrawals exceeding the net income retained in limited partners’ capital accounts. We expect the loan portfolio and capital available to lend to continue to decline as a result of continuing partner withdrawals although this may be offset in part by utilizing the Line of Credit to fund future loans.

At September 30, 2022, limited partners’ capital-end of period of approximately $60.4 million was a reduction of 16.9% ($12.3 million) compared to the September 30, 2021 limited partners’ capital-end of period of approximately $72.7 million, primarily due to limited partner capital withdrawals, partially offset by net income retained in the capital accounts of partners not electing periodic distribution of net income. See Note 3 (General Partners and Other Related Parties) to the consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q for detailed presentations on withdrawals of limited partners’ capital.

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

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., property value to outstanding debt) as indicated by our overall conservative weighted-average loan-to-value ratio (LTV) at time of origination which at September 30, 2022 was 55.2%. Thus, based on the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 44.8% in the property, and we as lenders have loaned in the aggregate 55.2% (including other senior liens on the property, for other than first-lien loans) against the properties we hold as collateral for the repayment of our loans.

Secured loans, principal by LTV and lien position at September 30, 2022 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Secured loans, principal
LTV(1)	First trust deeds	Percent	Second trust deeds	Percent	Total principal	Percent
<40%	$9,250	15.1%	$1,392	2.3%	$10,642	17.4%
40-49%	3,425	5.6	—	0.0	3,425	5.6
50-59%	8,636	14.1	—	0.0	8,636	14.1
60-69%	24,154	39.4	1,939	3.2	26,093	42.6
Subtotal <70%	45,465	74.2	3,331	5.5	48,796	79.7

70-79%	12,457	20.3	—	0.0	12,457	20.3
Subtotal <80%	57,922	94.5	3,331	5.5	61,253	100.0

≥80%	—	0.0	—	0.0	—	0.0

Total	$57,922	94.5%	$3,331	5.5%	$61,253	100.0%

(1)
LTV classifications in the table above are based on the partnership’s recorded investment in the loan.

Non-performing secured loans, principal by LTV and lien position at September 30, 2022 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Non-performing secured loans, principal
LTV(2)	First trust deeds	Percent(3)	Second trust deeds	Percent(3)	Total Principal	Percent(3)
<40%	402	0.7%	$—	0.0%	402	0.7%
40-49%	910	1.5	—	0.0	910	1.5
50-59%	—	0.0	—	0.0	—	0.0
60-69%	12,682	20.7	—	0.0	12,682	20.7
Subtotal <70%	13,994	22.9	—	0.0	13,994	22.9

70-79%	615	1.0	—	0.0	615	1.0
Subtotal <80%	14,609	23.9	—	0.0	14,609	23.9

≥80%	—	0.0	—	0.0	—	0.0

Total	$14,609	23.9%	$—	0.0%	$14,609	23.9%

(2)
LTV classifications in the table above are based on the partnership’s recorded investment in the loan.
(3)
Percent of secured loan principal, end of period balance.

Payments in arrears for non-performing secured loans (i.e., principal and interest payments past due 30 or more days) at September 30, 2022, totaled approximately $13.2 million of which $12.7 million was principal, and approximately $453,000 was accrued interest. Almost the entire principal in arrears was loans past maturity, all of which were in first lien position.

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

Performance overview/net income 2022 v. 2021

Net income available to limited partners as a percent of limited partners’ capital – average daily balance (annualized) was 2.9% and 3.7% for the nine months ended September 30, 2022 and 2021, respectively. Net income decreased approximately $754,000 (34.8%) for the nine months ended September 30, 2022 as compared to the same period in 2021, primarily due to the reduction in net interest income of approximately $1,504,000 (30.3%) which was partially offset by a decrease in operations expense of approximately $608,000 (21.5%).

Analysis and discussion of income from operations 2022 v. 2021 (nine months ended)

Significant changes to net income for the nine months ended September 30, 2022 compared to the same period in 2021 are summarized in the following table ($ in thousands).

		Provision for
	Net interest	(recovery of)	Operations	Net
	income	loan losses	expense	income
Nine months ended
September 30, 2022	$3,458	$—	$2,224	$1,413
September 30, 2021	4,962	4	2,832	2,167
Change	$(1,504)	$(4)	$(608)	$(754)

Change
Decrease secured loans principal - average daily balance	(744)	—	(138)	(606)
Effective yield rate	(724)	—	—	(724)
Amortization of debt issuance costs	12	—	—	12
Interest on line of credit and promissory note from related party	(79)	—	—	(79)
Interest on mortgages payable assumed at foreclosure	31	—	—	31
Decrease limited partners' capital - average balance	—	—	(84)	84
Increase in allocable expenses from the manager	—	—	87	(87)
Legal, audit and consulting	—	—	3	(3)
Tax compliance cost efficiency	—	—	(7)	7
Timing of services rendered	—	—	(7)	7
REO sales, net	—	—	(108)	108
REO holding costs	—	—	(49)	49
REO valuation adjustments	—	—	(294)	294
Decrease in provision year-over-year	—	(5)	—	5
Late fees	—	—	—	16
Gain on sale, loans	—	—	—	122
Other	—	1	(11)	10
Change	$(1,504)	$(4)	$(608)	$(754)

The table above displays only significant changes to net income for the period and is not intended to cross foot.

Net interest income

Net interest income decreased approximately $1,504,000 (30.3%) for the nine month period ended September 30, 2022 compared to the same period in 2021. The decrease in net interest income is due primarily to a decrease in interest income of approximately $1,468,000 (27.7%) resulting from the decrease in the secured loans principal – average daily balance of approximately $11.8 million (16.1%) and an increase in interest expense of approximately $36,000 (10.4%) due to an increase in the line of credit – average daily balance offset by a decrease in amortized debt issuance costs and a decrease in interest on mortgage payable. The line of credit - average daily balance for the nine months ended September 30, 2022 was $7.9 million and for the nine months ended September 30, 2021 was $6.2 million, an increase of approximately $1.7 million (27.42%).

Provision (recovery)/allowance for loan losses

Generally, the partnership has not recorded a provision/allowance for loan losses as the secured loans have protective equity such that collection is deemed probable for all recorded amounts due on the loan. There were no charge-offs to the provision for loan losses during the nine months ended September 30, 2021. In the nine months ended September 30, 2021, an insignificant recovery was recognized on a loan.

There were no additions to the provision for loan losses, no charge-offs to the provision for loan losses and no recoveries during the nine months ended September 30, 2022.

Operations expense

Significant changes to operations expense for the nine months ended September 30, 2022 compared to the same period in 2021 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	servicing	management	from	Professional	REO,
	fees	fees	RMC	services	net	Other	Total
Nine months ended
September 30, 2022	$760	186	542	809	(99)	26	$2,224
September 30, 2021	825	223	502	817	425	40	2,832
Change	$(65)	(37)	40	(8)	(524)	(14)	$(608)

Change
Decrease secured loans principal - average daily balance	(138)	—	—	—	—	—	(138)
Decrease limited partners' capital - average balance	—	(37)	(47)	—	—	—	(84)
Increase in allocable expenses from the manager	—	—	87	—	—	—	87
Legal, audit and consulting	—	—	—	3	—	—	3
Tax compliance cost efficiency	—	—	—	(7)	—	—	(7)
Timing of services rendered	—	—	—	(7)	—	—	(7)
REO sales, net	73	—	—	—	(181)	—	(108)
REO holding costs	—	—	—	—	(49)	—	(49)
REO valuation adjustments	—	—	—	—	(294)	—	(294)
Other	—	—	—	3	—	(14)	(11)
Change	$(65)	(37)	40	(8)	(524)	(14)	$(608)

Mortgage servicing fees

The decrease in mortgage servicing fees for the nine months ended September 30, 2022 as compared to the same period in 2021, was due to the decrease in the secured loans principal – average daily balance to approximately $61.6 million from approximately $73.4 million, partially offset by the fees of approximately $73,000 paid to RMC associated with management of the REO properties sold and arranging the sales. Fees are charged by RMC at the annual rate of 1.5%.

Asset management fees

The decrease in asset management fees for the nine months ended September 30, 2022, as compared to the same period in 2021, was due to the decrease in limited partners’ capital – average balance to approximately $64.9 million from $77.8 million. Asset management fees are charged up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).

Costs from RMC

The increase in costs from RMC of approximately $40,000 for the nine months ended September 30, 2022 as compared to the same period in 2021 was due to an increase in cost reimbursements accrued by RMI VIII for costs incurred by RMC in September 2022 to be billed and paid in October 2022 of approximately $87,000 which was offset by a reduction in partnership's limited partners' capital as a percent of the total capital of the related mortgage funds managed by RMC of approximately $47,000.

Professional services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The decrease in professional services of approximately $8,000 for the nine months ended September 30, 2022 compared to the same period in 2021 was due primarily to a reduction in tax compliance costs as a result of process efficiencies implemented in 2021 and timing of services rendered.

REO, net

There were no REO acquisitions in the nine months ended September 30, 2022 and 2021.

In Stanislaus County, approximately 14 acres of undeveloped land was sold in 2 separate transactions – approximately 9 acres in July 2022, and the remaining approximately 5 acres in September 2022. The net combined sales price approximated the adjusted carrying value after an adjustment to reduce the valuation allowance by approximately $261,000 and after fees paid to RMC associated with management of the properties and arranging the sales of approximately $73,000 which is included in Consolidated Statements of Income as mortgage servicing fee. For the first sale, RMI VIII provided a $664,000 first mortgage at market terms and an LTV of 40%. For the second sale, RMI VIII provided a $637,000 first mortgage at market terms and an LTV of 65%.

In the nine months ended September 30, 2021, the valuation allowance adjustment on REO properties was increased by $294,000 for a pending sale of a partially completed home subdivision in Fresno county. A gain on sale of REO was recognized in June 2021, related to a seller carryback on an REO property sold in 2016. The borrower paid in full in June 2021, and the previously deferred gain of $79,000 was recognized upon payment. In the nine months ended September 30, 2022, the valuation allowance adjustment on REO properties was decreased by $261,000 prior to the sale of the two land parcels in Stanislaus county.

Holding costs, net of other income includes month-to-month rents received of approximately $33,000 and $60,000 for the nine months ended September 30, 2022 and 2021, respectively for unit-storage lockers and signage in San Francisco county and for homes in Fresno County, which were sold in July 2021. The decrease in holding costs, net of other income when comparing the nine months ended September 30, 2022 to the nine months ended September 30, 2021 is due to a decrease in rental income of approximately $28,000, as well as a decrease in REO operating expenses of approximately $58,000 due to the sale of the homes in Fresno County and Stanislaus County.

See Note 5 (Real Estate Owned (REO) and Mortgages Payable) to the consolidated financial statements included in Part I, Item 1 of this report for detailed presentations of REO activity during the period.

Analysis and discussion of income from operations 2022 v. 2021 (three months ended)

Significant changes to net income for the three months ended September 30, 2022 compared to the same period in 2021 are summarized in the following table ($ in thousands).

		Provision for
	Net interest	(recovery of)	Operations	Net
	income	loan losses	expense	income
Three months ended
September 30, 2022	$1,078	—	579	$571
September 30, 2021	1,541	5	800	741
Change	$(463)	(5)	(221)	$(170)

Change
Decrease secured loans principal - average daily balance	(177)	—	(38)	(139)
Effective yield rate	(258)	—	—	(258)
Amortization of debt issuance costs	6	—	—	6
Interest on line of credit and promissory note from related party	(44)	—	—	(44)
Interest on mortgages payable assumed at foreclosure	10	—	—	10
Decrease limited partners' capital - average balance	—	—	(27)	27
Increase in allocable expenses from the manager	—	—	70	(70)
Legal, audit and consulting	—	—	27	(27)
Timing of services rendered	—	—	(3)	3
REO sales, net	—	—	(187)	187
REO holding costs	—	—	(64)	64
Decrease in provision year-over-year	—	(5)	—	5
Late fees	—	—	—	26
Gain on sale, loans	—	—	—	41
Other	—	—	1	(1)
Change	$(463)	(5)	(221)	$(170)

The table above displays only significant changes to net income for the period and is not intended to cross foot.

Net interest income

Net interest income decreased approximately $463,000 (30.0%) for the three months ended September 30, 2022 compared to the same period in 2021. The decrease in net interest income is due to a decrease in interest income of approximately $435,000 (26.1%) resulting from the decrease in the secured loans principal – average daily balance of approximately $8.9 million (12.5%) and an increase in interest expense of approximately $28,000 (21.9%) due to an increase in the line of credit – average daily balance offset by a decrease in amortized debt issuance costs and a decrease in interest expense on mortgage payable. The line of credit - average daily balance for the three months ended September 30, 2022 was $10 million and for the three months ended September 30, 2021 was $7.4 million, an increase of approximately $2.6 million (35.14%).

Provision (recovery)/allowance for loan losses

Generally, the partnership has not recorded a provision/allowance for loan losses as the secured loans have protective equity such that collection is deemed probable for all recorded amounts due on the loan. There were no additions to the allowance for loan losses and no charge-offs to the provision for loan losses during the three months ended September 30, 2022 or 2021.

Operations expense

Significant changes to operations expense for the three months ended September 30, 2022 compared to the same period in 2021 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	servicing	management	from	Professional
	fees	fees	RMC	services	REO, net	Other	Total
Three months ended
September 30, 2022	$300	59	203	251	(241)	7	$579
September 30, 2021	265	71	148	224	83	9	800
Change	$35	(12)	55	27	(324)	(2)	$(221)

Change
Decrease secured loans principal - average daily balance	(38)	—	—	—	—	—	(38)
Decrease limited partners' capital - average balance	—	(12)	(15)	—	—	—	(27)
Increase in allocable expenses from the manager	—	—	70	—	—	—	70
Legal, audit and consulting	—	—	—	27	—	—	27
Timing of services rendered	—	—	—	(3)	—	—	(3)
REO sales, net	73	—	—	—	(260)	—	(187)
REO holding costs	—	—	—	—	(64)	—	(64)
Other	—	—	—	3	—	(2)	1
Change	$35	(12)	55	27	(324)	(2)	$(221)

Mortgage servicing fees

The increase in mortgage servicing fees for the three months ended September 30, 2022 as compared to the same period in 2021, was due to the fee of approximately $73,000 paid to RMC associated with management of the REO properties sold and arranging the sales in the three months ended September 30, 2022, partially offset by the decrease in the secured loans principal – average daily balance to approximately $62.2 million from approximately $71.1 million.

Asset management fees

The decrease in asset management fees for the three months ended September 30, 2022, as compared to the same period in 2021, was due to the decrease in limited partners’ capital – average balance to approximately $61.8 million from $74.4 million. Asset management fees are charged up to 1/32 of 1% of the “net asset value” (3/8 of 1% annually).

Costs from RMC

The increase in costs from RMC of approximately $55,000 for the three months ended September 30, 2022 as compared to the same period in 2021 was due to an increase in cost reimbursements accrued by RMI VIII for costs incurred by RMC in September 2022 to be billed and paid in October 2022 of approximately $70,000, which was offset by a reduction of the partnership’s limited partners’ capital as a percent of the total capital of the related mortgaged funds managed by RMC of approximately $15,000.

Professional services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The decrease in professional services of approximately $27,000 for the three months ended September 30, 2022 compared to the same period in 2021 was due primarily to an increase in legal and consulting fees.

REO, net

There were no REO acquisitions in the three months ended September 30, 2022 and 2021.

In Stanislaus County, approximately 14 acres of undeveloped land was sold in 2 separate transactions – approximately 9 acres in July 2022, and the remaining approximately 5 acres in September 2022. The net combined sales price approximated the adjusted carrying value after an adjustment to reduce the valuation allowance by approximately $261,000 and after fees paid to RMC associated with management of the properties and arranging the sales of approximately $73,000 which is included in Consolidated Statements of Income as mortgage servicing fee. For the first sale, RMI VIII provided a $664,000 first mortgage at market terms and an LTV of 40%. For the second sale, RMI VIII provided a $637,000 first mortgage at market terms and an LTV of 65%.

During the three months ended September 30, 2021, a partially completed home subdivision in Fresno County was sold at a price approximating the adjusted carrying value taking into account previously recorded valuation allowances. In the three months ended 2022, the valuation allowance adjustment on REO properties was decreased by $261,000 prior to the sale of the two land parcels in Stanislaus county.

Holding costs, net of other income includes month-to-month rents received of approximately $23,000 and $16,000 for the three months ended September 30, 2022 and 2021, respectively, for the unit-storage lockers and signage in San Francisco county and for the homes in Fresno County, which were sold in July 2021. The decrease in holding costs, net of other income when comparing the three months ended September 30, 2022 to the three months ended September 30, 2021 is due to an increase in rental income of approximately $7,000 primarily as a result of the increase in signage rental, as well as the decrease in REO operating expenses of approximately $44,000 due to the sale of the homes in Fresno County and Stanislaus County.

See Note 5 (Real Estate Owned (REO) and Mortgages Payable) to the consolidated financial statements included in Part I, Item 1 of this report for detailed presentations of REO activity during the period.

Cash flows and liquidity

Cash flows by business activity for the nine months ended September 30, 2022 and 2021 are presented in the following table ($ in thousands).

	Nine Months Ended September 30,
	2022	2021
Limited partners’ capital
Withdrawals, net of early withdrawal fees	$(9,625)	$(11,126)
Early withdrawal penalties	(100)	—
Distributions	(871)	(1,156)
Cash used in limited partners' capital	(10,596)	(12,282)

Borrowings
Line of credit advances, net	10,000	7,547
Interest paid	(409)	(265)
Debt issuance costs paid - line of credit	(57)	—
Mortgages repaid	(105)	(996)
Promissory note received from related party	1,000	—
Promissory note repaid to related party	(1,000)	—
Cash provided by borrowings	9,429	6,286

Loan earnings and payments
Interest received, net	4,373	5,480
Late fees and other loan income	78	105
Loans funded, net	(47,169)	(21,111)
Principal collected	28,462	19,449
Loans transferred from related mortgage fund	—	(1,371)
Loans transferred to related mortgage fund	3,284	5,711
Loans sold to non-affiliate, net	9,893	485
Advances received from loans	75	39
Cash (used in) provided by loan production	(1,004)	8,787

REO
Sale proceeds, net	2,490	216
Holding costs	(246)	(201)
Cash used in REO operations and sales	2,244	15

RMC payments - formation loan	496	341

Operations expense, excluding REO holding costs	(2,275)	(2,256)

Net (decrease) increase in cash	$(1,706)	$891
Cash, end of period	$2,197	$1,255

Limited partners’ capital - withdrawals

Withdrawals of limited partners’ capital for the three and nine months ended September 30, 2022 and 2021 are presented in the following table ($ in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
Withdrawals	2022	2021	2022	2021
Without penalty	$2,900	$3,307	$8,741	$10,044
With penalty	239	396	984	1,202
Total	$3,139	$3,703	$9,725	$11,246

Scheduled, at September 30,	$15,708	$27,021	$15,708	$27,021

Scheduled withdrawals of limited partners’ capital in periods as of and after September 30, 2022 are presented in the following table ($ in thousands).

2022	$2,294
2023	6,813
2024	3,913
2025	1,765
2026	767
Thereafter	156
Total	$15,708

Scheduled withdrawals of limited partners’ capital of approximately $224,000 are subject to early withdrawal penalties as the limited partners elected the accelerated payout option as permitted in the Partnership Agreement.

Borrowings

See Note 7 (Line of Credit) to the consolidated financial statements included in Part I, Item 1 of this report for a detailed presentation of the activity and discussion on the terms and provisions of the loan agreement, which presentation is incorporated by this reference into this Item 2.

In June 2020, the partnership acquired REO by foreclosure sale subject to two mortgages payable of approximately $2,449,000. In August 2021, the partnership paid in-full the outstanding principal balance of $996,000 due on one of the mortgages. See Note 5 (Real Estate Owned (REO) and Mortgages Payable) to the consolidated financial statements included in Part I, Item 1 of this report for details on the remaining mortgage payable outstanding as of September 30, 2022, which presentation is incorporated by this reference into this Item 2.

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

Contractual obligations, other than withdrawals of limited partners' capital

At September 30, 2022, the partnership had no construction or rehabilitation loans outstanding, and no other contractual obligations other than redemptions of members capital.

At September 30, 2022, RMI VIII had no off-balance sheet arrangements. Such arrangements are not permitted by the Partnership Agreement.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the manager’s or partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2022, the partnership was not involved in any legal proceedings other than those that would be considered part of the normal course of business. In the normal course of business, the partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce provisions of the deeds of trust, collect the debt owed under promissory notes or protect or recoup its investment from real property secured by the deeds of trust and resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions would typically be of any material importance.

Item 1A. Risk Factors

Not included because the partnership is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of securities by the partnership which were not registered under the Securities Act of 1933.

Liquidations are made once a quarter, on the last business day of the quarter. Liquidations for the three months ended September 30, 2022 were approximately $3,139,000. The unit liquidation program is ongoing and available to partners beginning one year after the purchase of the units. The maximum number of units that may be liquidated in any year and the maximum amount of liquidation available in any period to partners are subject to certain limitations described in the Partnership Agreement.

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

REDWOOD MORTGAGE INVESTORS VIII, L.P., a California Limited Partnership
(Registrant)

Date: November 14, 2022	By:		Redwood Mortgage Corp., General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer), Director

Date: November 14, 2022	By:		Michael R. Burwell, General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	General Partner