Form 10-K
period 2022-12-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2023-03-31
CIK 889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

The registrant’s limited partnership units are not publicly traded and therefore have no market value.

The registrant had approximately 57.5 million limited partnership interests outstanding as of February 28, 2023.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

(A California Limited Partnership)

Index to Form 10-K

December 31, 2022

i

Forward-Looking Statements

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” “possible” or similar terms or variations on those terms or the negative of those terms. Forward-looking statements include statements regarding trends in the California real estate market, future interest rates and economic conditions and their effect on the partnership and its assets, estimates as to the allowance for loan losses, estimates of future withdrawals of units, future funding of loans by the partnership, and beliefs relating to how the partnership will be affected by current economic conditions and trends in the financial and credit markets. Actual results may be materially different from what is projected by such forward-looking statements, therefore, you should not place undue reliance on forward-looking statements which reflect our view only as of the date hereof.

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

Part I

Item 1 – Business

Redwood Mortgage Investors VIII, L.P., a California Limited Partnership (“we”, “RMI VIII” or “the partnership”), was formed in 1993 to engage in business as a mortgage lender and investor by making and holding-for-investment mortgage loans secured by California real estate, primarily by first and second deeds of trust. The partnership is externally managed by Redwood Mortgage Corp. (“RMC” or “the manager”). The general partners of the partnership are RMC and Michael R. Burwell, the President, Secretary and Treasurer of RMC and its principal shareholder. The general partners are entitled to (i) a monthly fee of up to 1/32 of 1% of the “net asset value” of the partnership (3/8 of 1% annually) (“Asset Management Fee”) and (ii) one percent (1%) of profits or loss of the partnership. The mortgage loans the partnership funds and/or invests in, are arranged and generally are serviced by RMC.

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

RMI VIII has no employees of its own so the manager provides the personnel and services necessary to conduct the business of RMI VIII not conducted by the general partners, subject to the voting rights of the partners on specified matters. The manager acting alone has the power and authority to act for and bind the partnership. The manager is entitled to reimbursements of operations expense incurred on behalf of RMI VIII as specified in the Partnership Agreement.

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

Distributions to limited partners

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound income in their capital account. If an investor initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elected to compound income in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Income allocable to limited partners who elect to compound income in their capital account will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was approximately 54.84% and 58% at December 31, 2022 and 2021, respectively.

Capital withdrawals and early withdrawals

There are substantial restrictions on transferability of units (“units” or “partnership interests”), and there is no established public trading and/or secondary market for the units. To provide liquidity to limited partners, the Partnership Agreement provides that limited partners, after the minimum five-year period, may withdraw all or a portion of their capital accounts in 20 quarterly installments or longer, as determined by the general partners in light of partnership cash flow, beginning the last day of the calendar quarter following the quarter in which the notice of withdrawal is given. A limited partner may liquidate all or a part of the limited partner’s capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty. There is a limited right of accelerated liquidation for an investor’s heirs upon an investor’s death.

The partnership has not established a cash reserve from which to fund withdrawals and, accordingly, the partnership’s capacity to return a limited partner’s capital is subject to the availability of partnership cash. The general partner is under no obligation to sell loans from the portfolio in order to honor withdrawal requests, and the program can be restricted or suspended at any time. Cash flow is considered to be available only after all current partnership expenses have been paid (including compensation to the general partners and related mortgage funds) and adequate provision has been made for the payment of all periodic cash distributions on a pro rata basis which must be paid to limited partners who elected to receive such distributions upon subscription for units. Pursuant to the Partnership Agreement, no more than 20% of the total limited partners’ capital account balances at the beginning of any year may be liquidated during any calendar year. Notwithstanding this 20% limitation, the general partners have the discretion to further limit the percentage of total limited partners’ capital accounts that may be withdrawn in order to comply with the safe harbor provisions of the regulations under Section 7704 of the Internal Revenue Code of 1986, as amended, to avoid the partnership being taxed as a corporation. If notices of withdrawal in excess of these limitations are received by the general partners, the priority of distributions among limited partners is determined as follows: first to those limited partners withdrawing capital accounts according to the 20 quarter or longer installment liquidation period, then to benefit plan investors withdrawing capital accounts after five years over four quarterly installments, then to executors, heirs, and other administrators withdrawing capital accounts upon the death of a limited partner and finally to all other limited partners withdrawing capital accounts. Except as provided above, withdrawal requests will be considered by the general partners in the order received.

In 2022, limited partners could have caused the partnership to repurchase (“withdrawn”) approximately 13.8 million units, of which approximately 12.4 million units were withdrawn for a purchase price paid by the partnership of $1 per unit. In the event the current level of withdrawal requests by limited partners continues, the general partners may elect to restrict or suspend future capital withdrawals, as permitted by the terms of the Partnership Agreement.

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

Generally, interest rates on our mortgage loans are higher than conventional mortgage loans and have not been affected directly by market movements in interest rates. If, as expected, the partnership continues to make and invest in fixed rate loans primarily, and interest rates rise, a possible result would be lower prepayments of the partnership’s loans. This increase in the duration of the time loans are on the books may reduce overall liquidity of the partnership’s loan portfolio, which itself may reduce the partnership’s ability to invest in new loans at higher interest rates. Conversely, if interest rates decline, the partnership could see a significant increase in borrower prepayments. If the partnership then invests in new loans at lower rates of interest, a lower yield to partners may possibly result.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

This federal law passed in 2010 imposes significant regulatory restrictions on the origination of residential mortgage loans, under sections concerning “Mortgage Reform and Anti-Predatory Lending.” For example, when a consumer loan secured by a dwelling is made, the lender is generally required to make a reasonable and good faith determination, based on verified and documented information concerning the consumer’s financial situation, as to whether the consumer has a reasonable ability to repay the mortgage loan before extending the loan. The act established regulations prohibiting a creditor from extending credit to a consumer secured by a high-cost mortgage without first receiving certification from an independent counselor approved by a government agency. The act also added new provisions prohibiting balloon payments for defined high-cost mortgages. The act established the Consumer Financial Protection Bureau (“CFPB”), giving it regulatory authority over most federal consumer-lending laws, including those relating to residential mortgage lending, and oversight over companies that provide consumer financial products or services, including us. Many of the federal regulations governing mortgage lending have been significantly amended and expanded through the passage of the Dodd Frank Act.

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

Mortgage Disclosure Improvement Act

This federal law enacted in 2008 regulates the timing and delivery of loan disclosures for all mortgage loan transactions governed under the Real Estate Settlement Procedures Act.

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

California Consumer Privacy Act of 2018 (“CCPA”) and California Privacy Rights Act of 2020 (“CPRA”)

Enacted in 2018 and effective January 1, 2020, the CCPA provides California consumers with broad rights regarding the use and sale of personal information collected by businesses covered by the CCPA. Enacted in 2020 and effective on January 1, 2023, the CPRA expands the scope and applicability of the CCPA while introducing new privacy protections that extend beyond those included in the CCPA and its implementing regulations. The CPRA also established a new enforcement body, the California Privacy Protection Agency (“CPPA”) and required the CPPA to adopt final CPRA regulations prior to its effective date. CPRA regulations are currently not effective; however, proposed regulations have been approved for review by the California Office of Administrative Law and are currently expected to take effect in April of 2023.

The CPRA generally applies to businesses that both collect personal information from California consumers and (i) have $25 million or more in annual gross revenues; (ii) derive more than 50% of their annual revenue from selling consumers’ personal information; or (iii) annually buys, sells or shares the personal information of more than 100 thousand consumers or households. Covered businesses are required to disclose the categories of personal information collected about consumers and to adopt privacy policies and procedures that, among other things, specifically allow consumers to request the deletion of their information and to exclude their information from sale.

Neither the partnership nor RMC has or will sell information collected from consumers in connection with their lending businesses. RMC does, however, collect personal information from potential borrowers, investors and other parties that constitutes personal information governed by the CCPA and the CPRA. RMC and its loan programs currently do not have $25 million in gross revenues and are not directly subject to the CCPA. However, RMC, the partnership and RMC’s other loan programs may, in the aggregate, exceed this $25 million threshold and RMC voluntarily incorporates many of the CPRA requirements into its current privacy policies.

COVID-19 Foreclosure & Eviction Moratoriums

In response to the economic hardships caused by the COVID-19 epidemic the federal government, California and some other states as well as localities imposed foreclosure and eviction moratoriums temporarily restricting the ability of lenders and property owners to initiate or continue foreclosure and eviction proceedings against individuals adversely affected by the COVID-19 pandemic. The terms during which such moratoriums were made effective varied and while some, including California's eviction and foreclosure moratoriums, have since expired, some local moratoriums have been extended by the applicable enacting governmental bodies and remain effective. While effective, foreclosure moratoriums may restrict our ability to foreclose on certain types of properties securing defaulted loans and increase the overall timeline to resolve these non-performing loans. Eviction moratoriums may also adversely affect the ability of our borrowers to collect rent from their properties which, in turn, may affect their ability to make payments on our loans.

Key federal and state laws, regulations, and rules relating to the offering of our limited partnership interests include the following.

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

Financial Industry Regulatory Authority Regulatory Notice 15-02

In 2015, the SEC approved amendments to rules of the Financial Industry Regulatory Authority (“FINRA”) applicable to securities of direct participation programs, such as our units and to non-listed real estate investment trusts. The amendments, which became effective on April 11, 2016, provide, among other things, that (i) FINRA members distributing our units must include in customer account statements our per unit estimated value that must be developed using a methodology reasonably designed to ensure our per unit estimated value’s reliability; and (ii) our per unit estimated value disclosed from and after 150 days following the second anniversary of the admission of investors in our public offering must be based on an appraised valuation methodology developed by, or with the material assistance of, a third-party expert and updated on at least an annual basis. The rule changes also provide that the account statements must include additional disclosure regarding the sources of our distributions to limited partners.

Neither RMC nor the partnership is aware of any federal or state laws, regulations, or rules that are likely to be enacted that would be materially adverse to the business of RMC or the partnership.

Term of the partnership

The partnership will continue until 2032, unless sooner terminated as provided in the Partnership Agreement.

Delivery of Annual Report on Form 10-K

The Partnership will send an annual report on form 10-K to all holders of partnership interests and the report will include audited financial statements.

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

Item 2 – Properties

The partnership is externally managed by RMC and has no employees of its own and, thus, the partnership does not possess or lease any properties related to its operation. The partnership does own properties it acquired by foreclosure on loans the partnership has made in its business. All such real estate owned (“REO”) properties currently owned by the partnership or to be acquired by the partnership by foreclosure on loans, are, or will be, marketed for sale and generate revenue for the partnership.

The partnership's address is RMC’s principal office space. RMC is located in leased space at 177 Bovet Road, Suite 520, San Mateo, CA 94402.

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

In order to provide liquidity to partners, we provide certain liquidation rights. See “Capital withdrawals and early withdrawals” in Part I of this report. As of February 28, 2023, we had approximately 1,948 limited partners with approximately 57.5 million units of limited partnership interest.

Recent sales of unregistered limited partnership interests

There were no sales of limited partnership interests by the partnership within the past three years.

Distributions

Cash distributions totaled approximately $1.1 million and $1.6 million in 2022 and 2021, respectively. See “Distributions to limited partners” under Item 1- Business in Part I of this annual report, which discussion is incorporated by reference herein.

Capital withdrawals

Withdrawals by quarter and total withdrawals since formation are presented in the following table ($ in thousands). All withdrawal payments are processed on the last day of the quarter, and are valued at $1 per unit.

	Capital withdrawals
	2022	2021
Q1	$3,245	$3,806
Q2	3,341	3,737
Q3	3,139	3,703
Q4	2,717	3,537
Total	$12,442	$14,783

Total withdrawals since formation	$190,152	$177,710

Fair market value / unit value

In compliance with FINRA Rule 2310 concerning direct-participation-program value per unit estimates, RMC obtained information regarding fair market valuations of the net assets and unit value as of December 31, 2022, for RMI VIII. The valuations were performed with the assistance of an independent valuation firm that provides asset valuations to retirement plan sponsors, plan administrators, banking and trust companies, and ERISA plans. The fair values of the individual properties were taken from appraisals which referenced the most current available market information such as listing agreements, offers, and pending and closed sales. Industry standard valuation approaches, including the Income Approach, were utilized in deriving the fair values, as appropriate. There is no assurance that this estimated fair value of the membership units is or will remain accurate, and it does not determine the amount that a member is entitled to receive upon withdrawal of units. The withdrawal amount is determined by the applicable provisions of the Partnership Agreement.

Based on the analysis summarized in Exhibit 99.1 (Fair Value per Unit), the fair value of a unit of RMI VIII was determined to be $1.00.

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

Critical Accounting Estimates

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

Fair value estimates

The fair value of the collateral/real property is determined by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values and publicly available information on in-market transactions. Appraisals of commercial real property generally present three approaches to estimating value: 1) market comparables or sales approach; 2) cost to replace; and 3) capitalized cash flows or income approach. These approaches may or may not result in a common, single value. The market-comparables approach may yield several different values depending on certain basic assumptions, including adjustments made for any attributes specific to the real estate property.

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

Real estate owned (“REO”)

Real estate owned is property acquired in full or partial settlement of loan obligations generally through foreclosure, and is recorded at acquisition at the property’s net realizable value, which is the fair value less estimated costs to sell, as applicable. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, REO is analyzed periodically for changes in fair values and any subsequent write down is charged to operations expense. Any recovery in the fair value subsequent to such a write down is recorded, not to exceed the value recorded at acquisition. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

Results of Operations

The following discussion describes our results of operations for 2022 and 2021.

Key performance indicators

Key performance indicators are presented in the following table for 2022 and 2021 ($ in thousands).

	2022	2021
Secured loans principal – end of period balance	$60,088	$55,099
Secured loans principal – average daily balance	$61,323	$71,825

Interest income	$5,045	$7,055
Portfolio interest rate(1)	8.5%	8.9%
Effective yield rate(2)	8.2%	9.8%

Line of credit – end of period	$10,000	$—
Line of credit – average daily balance(3)	$8,454	$6,417

Mortgages payable – end of period	$1,347	$1,453
Mortgages payable – average daily balance (4)	$1,426	$2,045

Interest expense
Line of credit	$522	$379
Mortgages payable	$52	$85

Provision for (recovery of) loan losses	$—	$5

Operations expense	$3,011	$3,714

Net income	$1,657	$2,929
Percent(5)(6)	2.6%	3.8%

Limited partners’ capital – end of period	$57,616	$69,555
Limited partners’ capital – average balance	$63,417	$76,154
Limited partners’ capital – withdrawals(7)	$12,442	$14,783

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
(5)
Percent of limited partners’ capital – average balance (annualized)
(6)
Percent based on the net income available to limited partners (excluding 1% of income and losses allocated to general partners)
(7)
Scheduled liquidation as of December 31, 2022 were approximately $13.9 million. Additional detail regarding limited partners capital withdrawals is available under the caption “Cash flows and Liquidity” in this Management Discussion and Analysis. Scheduled withdrawals of limited partners capital as of December 31, 2021 were approximately $22.5 million.

Secured loans

The 2022 secured loan principal – average daily balance of approximately $61.3 million, was a decrease of $10.5 million (14.6%) compared to the 2021 secured loan – average daily balance of approximately $71.8 million. The loan portfolio and capital available to lend is declining due to partner withdrawals exceeding the net income retained in limited partners’ capital accounts. We expect the loan portfolio and capital available to lend to continue to decline as a result of continuing partner withdrawals although this may be offset in part by utilizing the Line of Credit to fund future loans.

As of December 31, 2022, limited partners’ capital – end of period of approximately $57.6 million was a reduction of $12.0 million (17.2%) compared to the December 31, 2021 limited partners’ capital – end of period of approximately $69.6 million primarily due to limited partner capital withdrawals, partially offset by net income retained in the capital accounts of partners not electing periodic distribution of net income. See Note 3 (General Partners and Other Related Parties) to the financial statements included in Part II, Item 8 of this report for detailed presentations on withdrawals of limited partners’ capital.

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

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., property value to outstanding debt) as indicated by our overall conservative weighted-average loan-to-value ratio (LTV) at time of origination which at December 31, 2022 was 55.4%. Thus, based on the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 44.6% in the property, and we as lenders have loaned in the aggregate 55.4% (including other senior liens on the property, for other than first-lien loans) against the properties we hold as collateral for the repayment of our loans.

Secured loans, principal by LTV and lien position at December 31, 2022 are presented in the following table ($ in thousands). The LTV’s shown in this table have been updated for any appraisals ordered and received by the manager after origination of the loan.

	Secured loans, principal
LTV(1)	First trust deeds	Percent	Second trust deeds	Percent	Total principal	Percent
<40%	$9,612	16.0%	$1,099	1.8%	$10,711	17.8%
40-49%	1,574	2.6	—	0.0	1,574	2.6
50-59%	9,162	15.3	—	0.0	9,162	15.3
60-69%	23,620	39.3	3,186	5.3	26,806	44.6
Subtotal <70%	43,968	73.2	4,285	7.1	48,253	80.3

70-79%	11,835	19.7	—	0.0	11,835	19.7
Subtotal <80%	55,803	92.9	4,285	7.1	60,088	100.0

≥80%	—	0.0	—	0.0	—	0.0

Total	$55,803	92.9%	$4,285	7.1%	$60,088	100.0%

(1)
LTV classifications in the table above are based on the partnership’s recorded investment in the loan.

Non-performing secured loans, principal by LTV and lien position at December 31, 2022 are presented in the following table ($ in thousands). The LTV’s shown in this table have been updated for any appraisals ordered and received by the manager after origination of the loan.

	Non-performing secured loans, principal
LTV(2)	First trust deeds	Percent(3)	Second trust deeds	Percent(3)	Total Principal	Percent(3)
<40%	$—	0.0%	1,099	1.8%	1,099	1.8%
40-49%	910	1.5	—	0.0	910	1.5
50-59%	—	0.0	—	0.0	—	0.0
60-69%	3,720	6.2	—	0.0	3,720	6.2
Subtotal <70%	4,630	7.7	1,099	1.8	5,729	9.5

70-79%	—	0.0	—	0.0	—	0.0
Subtotal <80%	4,630	7.7	1,099	1.8	5,729	9.5

≥80%	—	0.0	—	0.0	—	0.0

Total	$4,630	7.7%	1,099	1.8%	$5,729	9.5%

(2)
LTV classifications in the table above are based on the partnership’s recorded investment in the loan.
(3)
Percent of secured loan principal, end of period balance.

Payments in arrears for non-performing secured loans (i.e., principal and interest payments past due 30 or more days) at December 31, 2022, totaled approximately $5.1 million of which $4.6 million was principal, and approximately $482 thousand was accrued interest. Almost the entire principal in arrears was loans past maturity, all of which were in first lien position.

See Note 4 (Loans) to the consolidated financial statements included in Part II, Item 8 of this report for detail of the secured loan portfolio, including loan characteristics, scheduled maturities, delinquency and payments in arrears, loans in non-accrual status and the allowance for loan losses, which presentations are incorporated by reference into this Item 7.

Performance overview/net income 2022 v. 2021

Net income available to limited partners as a percent of limited partners’ capital – average balance was 2.6% and 3.8% for 2022 and 2021, respectively. Net income decreased approximately $1.3 million (43.4%) for 2022 as compared to 2021, primarily due to the reduction in net interest income of approximately $2.1 million (32.2%), offset in part by a decrease in operations expense of approximately $703 thousand (18.9%).

Analysis and discussion of income from operations 2022 v. 2021

Significant changes to net income during 2022 v. 2021 are summarized in the following table ($ in thousands).

		Provision for
	Net interest	(recovery of)	Operations	Net
	income	loan losses	expense	income
Year ended
December 31, 2022	$4,471	$—	$3,011	$1,657
December 31, 2021	6,591	5	3,714	2,929
Change	$(2,120)	$(5)	$(703)	$(1,272)

Change
Decrease secured loans principal - average daily balance	(875)	—	(175)	(700)
Effective yield rate	(1,134)	—	—	(1,134)
Amortization of debt issuance costs	18	—	—	18
Interest on line of credit and promissory note from related party	(162)	—	—	(162)
Interest on mortgages payable assumed at foreclosure	33	—	—	33
Decrease limited partners' capital - average balance	—	—	(114)	114
Increase in allocable expenses from the manager	—	—	78	(78)
Legal, audit and consulting	—	—	34	(34)
Tax compliance cost efficiency	—	—	(7)	7
Timing of services rendered	—	—	29	(29)
REO sales, net	—	—	(199)	199
REO holding costs	—	—	(44)	44
REO valuation adjustments	—	—	(294)	294
Decrease in provision year-over-year	—	(5)	—	5
Late fees	—	—	—	18
Gain on sale, loans	—	—	—	122
Other	—	—	(11)	11
Change	$(2,120)	$(5)	$(703)	$(1,272)

The table above displays only significant changes to net income for the period and is not intended to cross foot.

Net interest income

Net interest income decreased approximately $2.1 million (32.2%) in 2022 compared to the year 2021. The decrease in net interest income is due primarily to (i) a decrease in interest income of approximately $2 million (28.5%) resulting from the decrease in the secured loans principal – average daily balance of approximately $10.5 million (14.6%) and (ii) due to an increase in interest expense of approximately $110 thousand (23.7%) due to an increase in the line of credit – average daily balance offset by a decrease in amortized debt issuance costs and a decrease in interest on mortgage payable. The line of credit – average daily balance was $8.5 million for 2022 and $6.4 million for 2021, an increase of $2.1 million (32.81%) primarily due to increased usage to offset a decline in capital available for loans.

Provision (recovery)/allowance for loan losses

Generally, the partnership has not recorded a provision/allowance for loan losses as the secured loans have protective equity such that collection is deemed probable for all recorded amounts due on the loan. There were no charge-offs to the provision for loan losses during 2021. In 2021, an insignificant recovery was recognized on a loan.

There were no additions to the provision for loan losses, no charge-offs to the provision for loan losses and no recoveries during 2022.

Operations expense 2022 v. 2021

Significant changes to operations expense during 2022 and 2021, are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	servicing	management	from	Professional	REO,
	fees	fees	RMC	services	net	Other	Total
Year ended
December 31, 2022	$1,004	242	707	1,138	(113)	33	$3,011
December 31, 2021	1,089	290	695	1,083	514	43	3,714
Change	$(85)	(48)	12	55	(627)	(10)	$(703)

Change
Decrease secured loans principal - average daily balance	(175)	—	—	—	—	—	(175)
Decrease limited partners' capital - average balance	—	(48)	(66)	—	—	—	(114)
Increase in allocable expenses from the manager	—	—	78	—	—	—	78
Legal, audit and consulting	—	—	—	34	—	—	34
Tax compliance cost efficiency	—	—	—	(7)	—	—	(7)
Timing of services rendered	—	—	—	29	—	—	29
REO sales, net	90	—	—	—	(289)	—	(199)
REO holding costs	—	—	—	—	(44)	—	(44)
REO valuation adjustments	—	—	—	—	(294)	—	(294)
Other	—	—	—	(1)	—	(10)	(11)
Change	$(85)	(48)	12	55	(627)	(10)	$(703)

Mortgage servicing fees

The decrease in mortgage servicing fees for 2022, as compared to 2021, was primarily due to the decrease in the secured loans principal – average daily balance to approximately $61.3 million from approximately $71.8 million, partially offset by the fees of approximately $90 thousand paid to RMC associated with management of the REO properties sold and arranging the sales. Fees are charged by RMC at the annual rate of 1.5%.

Asset management fees

For the management of the partnership’s loan portfolio, the general partners are entitled to an Asset Management Fee in an amount up to 1/32 of 1% of the “net asset value” of the partnership (3/8 of 1% annually). The decrease in the aggregate Asset Management Fees for 2022, as compared to 2021, was primarily due to the decrease in limited partners’ capital – average balance to approximately $63.4 million from $76.2 million.

Costs from RMC

RMC is entitled to request reimbursement for operations expense incurred on behalf of RMI VIII, including without limitation, RMC’s personnel and non-personnel costs incurred for qualifying business activities, including investor services, accounting, tax and data processing, postage and out-of-pocket general and administration expenses. The increase in costs from RMC of approximately $12 thousand for 2022 as compared to 2021 was due to an increase in allocable payroll and professional services of approximately $78 thousand, which was offset in part by a reduction in partnership's limited partners' capital as a percent of the total capital of the related mortgage funds managed by RMC of approximately $66 thousand.

Professional services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The increase in professional services of approximately $55 thousand for 2022 as compared to 2021 was due primarily to an increase in consulting fees and an increase in audit fees due to the timing of services to be rendered for the year. The increase was offset in part by a reduction of tax compliance costs as a result of process efficiency implemented in 2021.

REO, net

There were no REO acquisitions in 2022 and 2021.

The December 31, 2022 REO balance was approximately $5.9 million compared to the December 31, 2021 balance of approximately $8.3 million.

In Stanislaus County, approximately 14 acres of undeveloped land was sold in 2 separate transactions – approximately 9 acres in July 2022, and the remaining approximately 5 acres in September 2022. The net combined sales price approximated the adjusted carrying value after an adjustment to reduce the valuation allowance by approximately $261 thousand and after fees paid to RMC associated with management of the properties and arranging the sales of approximately $73 thousand which is included in the Consolidated Statements of Income as mortgage servicing fee. For the first sale, RMI VIII provided a $664 thousand first mortgage at market terms and an LTV of 40%. For the second sale, RMI VIII provided a $637 thousand first mortgage at market terms and an LTV of 65%. In November 2022, the partnership sold in San Francisco County 1 residential unit in a condominium complex for approximately $240 thousand, resulting in a gain of approximately $108 thousand.

In July 2021, a partially completed home subdivision in Fresno County was sold at a price approximating the adjusted carrying value taking into account previously recorded valuation allowances and a gain was recognized related to a seller carryback on an REO property sold in 2016. The borrower paid the seller carryback note in full in June 2021, and the previously deferred gain of $79 thousand was recognized upon payment.

In 2022, the valuation allowance adjustment on REO properties was decreased by $261 thousand prior to the sale of the two land parcels in Stanislaus county. In 2021, the valuation allowance adjustment on REO properties was increased by $294 thousand for a pending sale of a partially completed home subdivision in Fresno county. A gain on sale of REO was recognized in June 2021, related to a seller carryback on an REO property sold in 2016.

Holding costs, net of other income, includes month-to-month rents received of approximately $33 thousand and $77 thousand for 2022 and 2021, respectively, for unit-storage lockers and signage in San Francisco county and for homes in Fresno County, which were sold in July 2021. The decrease in holding costs, net of other income, when comparing 2022 and 2021 is due to a decrease in REO operating expenses of approximately $62 thousand and a decrease in rental income of approximately $44 thousand due to the sale of the homes in Fresno County, Stanislaus County and San Francisco County.

See Note 5 (Real Estate Owned (REO) and Mortgages Payable) to the financial statements included in Part II, Item 8 of this report for detailed presentations of REO sales transactions, and additional information regarding REO activity during the period.

Cash flows and liquidity

Cash flows by business activity are presented in the following table ($ in thousands).

	2022	2021
Limited partners’ capital
Withdrawals, net of early withdrawal fees	$(12,316)	$(14,627)
Early withdrawal penalties	(126)	—
Distributions	(1,137)	(1,553)
Cash used in limited partners' capital	(13,579)	(16,180)

Borrowings
Line of credit advances, net	10,000	(2,453)
Interest paid	(568)	(379)
Debt issuance costs paid - line of credit	(57)	—
Mortgages repaid	(105)	(996)
Promissory note received from related party	1,000	—
Promissory note repaid to related party	(1,000)	—
Cash provided by (used in) borrowings	9,270	(3,828)

Loan earnings and payments
Interest received, net	5,393	7,312
Late fees and other loan income	100	147
Loans funded, net	(48,419)	(25,248)
Principal collected	30,877	38,940
Loans transferred from related mortgage fund	—	(1,371)
Loans transferred to related mortgage fund	3,284	5,711
Loans sold to non-affiliate, net	9,893	485
Advances received from loans	57	48
Cash provided by loan production	1,185	26,024

REO
Sale proceeds, net	2,716	216
Holding costs	(241)	(254)
Cash provided by (used in) REO operations and sales	2,475	(38)

RMC payments - formation loan	659	466

Operations expense, excluding REO holding costs	(2,950)	(2,905)

Net (decrease) increase in cash	$(2,940)	$3,539
Cash, end of period	$963	$3,903

Earnings distributed to the limited partners

Net income (or loss) is allocated among the limited partners according to their respective capital accounts after one percent (1%) of net income (or loss) is allocated to the manager. The monthly results are subject to subsequent adjustment as a result of quarterly and year-end accounting and reporting. Federal and state income taxes are the obligation of the members, other than the annual California franchise tax.

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

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound income in their capital account. If an investor initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elected to compound income in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Income allocable to limited partners who elect to compound income in their capital account will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was 55% at December 31, 2022 and 58% at December 31, 2021.

Withdrawals of limited partner capital

The partnership agreement provides that, subject to certain restrictions, limited partners may withdraw all or a portion of their capital accounts in twenty quarterly installments or longer, as determined by the general partners in light of partnership cash flow, beginning the last day of the calendar quarter following the quarter in which the notice of withdrawal is given. A limited partner may liquidate all or a part of the limited partner’s capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal is given, subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty. There is a limited right of accelerated liquidation for a limited partner’s heirs upon a limited partner’s death.

The partnership has not established a cash reserve from which to fund withdrawals and, accordingly, the partnership’s capacity to return a limited partner’s capital is subject to the availability of partnership cash. The general partner is under no obligation to sell loans from the portfolio to honor withdrawal requests, and the program can be restricted or suspended by the general partner at any time. Cash flow is considered to be available only after all current partnership expenses have been paid (including compensation to the general partners and related mortgage fund) and adequate provision has been made for the payment of all periodic cash distributions on a pro rata basis which must be paid to limited partners who elected to receive such distributions upon subscription for units. As provided in the Limited Partnership Agreement, no more than twenty percent (20%) of the total limited partners’ capital account balances at the beginning of any year may be liquidated during any calendar year.

The table below sets forth withdrawals of limited partner capital for the years ended December 31 ($ in thousands).

Withdrawals	2022	2021
Without penalty	$11,192	$13,221
With penalty	1,250	1,562
Total	$12,442	$14,783

Scheduled, at December 31,	$13,870	$22,472

Scheduled limited partner capital withdrawals at December 31, 2022 are presented in the following table ($ in thousands).

2023	$7,019
2024	3,973
2025	1,830
2026	836
2027	196
Thereafter	16
Total	$13,870

Of the scheduled withdrawals of approximately $13.9 million, approximately $271 thousand are subject to early withdrawal penalties as of December 31, 2022.

Borrowings

See Note 7 (Line of Credit) to the financial statements included in Part II, Item 8 of this report for a detailed presentation of the activity and discussion on the terms and provisions of the loan agreement, which presentation is incorporated by this reference into this Item 7.

In June 2020, the partnership acquired REO by foreclosure sale subject to two mortgages payable of approximately $2.4 million. In August 2021, the partnership paid in-full the outstanding principal balance of $996 thousand due on one of the mortgages. See Note 5 (Real Estate Owned (REO) and Mortgages Payable) to the consolidated financial statements included in Part II, Item 8 of this report for details on the remaining mortgage payable outstanding as of December 31, 2022, which presentation is incorporated by this reference into this Item 7.

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

RMI VIII’s cash balances are planned to be maintained at levels sufficient to support on-going operations and satisfy obligations, without reducing loan fundings or suspending distributions or redemptions. In the event the current level of withdrawal requests by limited partners continues, the general partners may elect to restrict or suspend future capital withdrawals, as permitted by the terms of the Partnership Agreement, in order to maintain sufficient levels of liquidity to meet future partnership requirements.

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

Contractual obligations, other than withdrawals of limited partners’ capital

At December 31, 2022, the partnership had no construction or rehabilitation loans outstanding, and no other contractual obligations other than redemptions of members capital.

At December 31, 2022, RMI VIII had no off-balance sheet arrangements. Such arrangements are not permitted by the Partnership Agreement.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8 – Consolidated Financial Statements and Supplementary Data

The following consolidated financial statements of Redwood Mortgage Investors VIII at and for the years ended December 31, 2022 and 2021 are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners and Manager

Redwood Mortgage Investors VIII, L.P.

San Mateo, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Redwood Mortgage Investors VIII, LP (a California Limited Partnership) (the “Partnership”) as of December 31, 2022 and 2021, the related consolidated statements of income, changes in partners’ capital, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses

As described in Notes 2 and 4 to the Partnership’s consolidated financial statements, the Partnership has a gross principal loan portfolio of $60.1 million and related allowance for loan losses of $0.06 million as of December 31, 2022. In calculating the allowance for loan losses, the Partnership primarily considers the fair value of collateral associated with non‐performing loans over 90 days past due or loans with a forbearance agreement in effect. The evaluation of the fair value of the collateral involves significant estimates and subjective assumptions that require a high degree of management’s judgment.

We identified the assumptions used in the calculation of the allowance for loan losses specific to the non‐performing loans over 90 days past due or loans with a forbearance agreement in effect to be a critical audit matter. Management’s determination of loan losses requires significant judgments in the fair value of collateral included in appraisals, brokers’ opinion of values, and publicly available information on market transactions. Auditing these significant judgments involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•
Assessing the reasonableness of management’s significant assumptions relating to the loan to value ratio by evaluating the fair value of the underlying collateral.
•
Utilizing personnel with specialized knowledge and skills in real estate valuation to assist in assessing the appropriateness of the valuation methodologies, assessing the reasonableness of the comparable real estate sales transactions in the appraisals, and the reasonableness of adjustments made to the comparable real estate sales transactions in the appraisals in evaluating the fair value of the loan collateral.

/s/ BDO USA, LLP

We have served as the Partnership's auditor since 2015.

San Francisco, California

March 31, 2023

REDWOOD MORTGAGE INVESTORS VIII, L.P.

(A California Limited Partnership)

Consolidated Balance Sheets

December 31, 2022 and 2021

($ in thousands)

	December 31,	December 31,
	2022	2021
ASSETS
Cash, in banks	$963	$3,903
Loan payments in trust	—	490
Loans
Principal	60,088	55,099
Advances	59	116
Accrued interest	570	459
Prepaid interest	(496)	—
Loan balances secured by deeds of trust	60,221	55,674
Allowance for loan losses	(55)	(55)
Loan balances secured by deeds of trust, net	60,166	55,619

Receivable from related party (Note 3)	68	—

Real estate owned (REO), net	5,911	8,258

Debt issuance costs, net	36	13
Other assets	49	87
Total assets	$67,193	$68,370

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable	$284	$195
Payable to related party (Note 3)	154	47
Accrued liabilities	1,103	1,107
Line of credit	10,000	—
Mortgages payable	1,347	1,453
Total liabilities	12,888	2,802

Commitments and Contingencies (Note 8)

Partners’ capital
Limited partners’ capital	57,616	69,555
General partners’ deficit	(609)	(626)
Total partners’ capital	57,007	68,929

Receivable from manager (formation loan)	(2,702)	(3,361)

Partners’ capital, net of formation loan	54,305	65,568

Total liabilities and partners’ capital	$67,193	$68,370

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

(A California Limited Partnership)

Consolidated Statements of Income

For the Years Ended December 31, 2022 and 2021

($ in thousands)

	2022	2021
Revenue
Interest income	$5,045	$7,055
Interest expense
Line of credit	(522)	(379)
Mortgages payable	(52)	(85)
Total interest expense	(574)	(464)
Net interest income	4,471	6,591
Late fees	75	57
Gain on sale, loans	122	—
Total revenue, net	4,668	6,648

Provision for loan losses	—	5

Operations expense
Mortgage servicing fees to Redwood Mortgage Corp.	1,004	1,089
Asset management fees to Redwood Mortgage Corp.	242	290
Costs from Redwood Mortgage Corp.	707	695
Professional services	1,138	1,083
REO, net (Note 5)	(113)	514
Other	33	43
Total operations expense	3,011	3,714

Net income	$1,657	$2,929

Net income
Limited partners (99%)	$1,640	$2,900
General partners (1%)	17	29
	$1,657	$2,929

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

(A California Limited Partnership)

Consolidated Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2022 and 2021

($ in thousands)

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance at December 31, 2021	$69,555	$(626)	$68,929
Net income	1,640	17	1,657
Distributions	(1,137)	—	(1,137)
Withdrawals	(12,442)	—	(12,442)
Balance, December 31, 2022	$57,616	$(609)	$57,007

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, December 31, 2020	$82,991	$(655)	$82,336
Net income	2,900	29	2,929
Distributions	(1,553)	—	(1,553)
Withdrawals	(14,783)	—	(14,783)
Balance, December 31, 2021	$69,555	$(626)	$68,929

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

(A California Limited Partnership)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022 and 2021

($ in thousands)

	2022	2021
Operating activities
Interest income received	$5,393	$7,312
Interest expense	(568)	(379)
Late fees and other loan income	100	147
Operations expense	(3,191)	(3,159)
Total cash provided by operating activities	1,734	3,921

Investing activities
Loans
Loans funded	(48,419)	(25,248)
Principal collected	30,877	38,940
Loan transferred from related mortgage fund	—	(1,371)
Loans transferred to related mortgage fund	3,284	5,711
Loans sold to non-affiliate	9,893	485
Advances collected	57	48
Total - Loans	(4,308)	18,565
REO - sales proceeds, net	2,716	216
Total cash (used in) provided by investing activities	(1,592)	18,781

Financing activities
Partners' capital
Partner withdrawals, net of early withdrawal penalties	(12,316)	(14,627)
Early withdrawal penalties	(126)	—
Partner distributions	(1,137)	(1,553)
Cash distributions to partners, net	(13,579)	(16,180)
Line of credit
Advances	11,000	16,847
Repayments	(1,000)	(19,300)
Debt issuance costs	(57)	—
Cash provided by (used in) line of credit	9,943	(2,453)
Promissory note received from related party	1,000	—
Promissory note repaid to related party	(1,000)	—
Mortgages repaid	(105)	(996)
RMC payments - formation loan	659	466
Total cash used in financing activities	(3,082)	(19,163)

Net (decrease) increase in cash	(2,940)	3,539
Cash, beginning of year	3,903	364
Cash, end of year	$963	$3,903

Non-cash financing activity for 2021 includes early withdrawal penalties of approximately $156 thousand. There was no non-cash financing activity for early withdrawal penalties for 2022.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

(A California Limited Partnership)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022 and 2021

($ in thousands)

Reconciliation of net income to net cash provided by operating activities:

	2022	2021
Cash flows from operating activities
Net income	$1,657	$2,929
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale, loans	(122)	—
Provision for loan losses	—	5
Amortization of debt issuance costs	34	54
REO – gain on disposal	(108)	(79)
REO – (decrease) increase in valuation allowance	(261)	294
Change in operating assets and liabilities
Loan payments in trust	25	90
Accrued interest	(149)	257
Prepaid interest	496	—
Receivable from related party	(68)	2
Other assets	38	(30)
Accounts payable and accrued liabilities	85	352
Payable to related party	107	47
Net cash provided by operating activities	$1,734	$3,921

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

REDWOOD MORTGAGE INVESTORS VIII, L.P.

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

Distribution to limited partners

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound income in their capital account. If an investor initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elected to compound income in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Income allocable to limited partners who elect to compound income in their capital account will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was 55% at December 31, 2022 and 58% at December 31, 2021.

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

The partnership has not established a cash reserve from which to fund withdrawals and, accordingly, the partnership’s capacity to return a limited partner’s capital is subject to the availability of partnership cash. The general partner is under no obligation to sell loans from the portfolio in order to honor withdrawal requests, and the program can be restricted or suspended at any time. Cash flow is considered to be available only after all current partnership expenses have been paid (including compensation to the general partners and related mortgage funds) and adequate provision has been made for the payment of all periodic cash distributions on a pro rata basis which must be paid to limited partners who elected to receive such distributions upon subscription for units. Per the Partnership Agreement, no more than 20% of the total limited partners’ capital account balances at the beginning of any year may be liquidated during any calendar year. Notwithstanding this 20% limitation, the general partners have the discretion to further limit the percentage of total limited partners’ capital accounts that may be withdrawn in order to comply with the safe harbor provisions of the regulations under Section 7704 of the Internal Revenue Code of 1986, as amended, to avoid the partnership being taxed as a corporation. If notices of withdrawal in excess of these limitations are received by the general partners, the priority of distributions among limited partners is determined as follows: first to those limited partners withdrawing capital accounts according to the 20 quarter or longer installment liquidation period, then to benefit plan investors withdrawing capital accounts after five years over four quarterly installments, then to executors, heirs, and other administrators withdrawing capital accounts upon the death of a limited partner and finally to all other limited partners withdrawing capital accounts. Except as provided above, withdrawal requests will be considered by the general partners in the order received. In the event the current level of withdrawal requests by limited partners continues, the general partners may elect to restrict or suspend future capital withdrawals, as permitted by the terms of the Partnership Agreement.

Term of the partnership

The partnership will continue until 2032, unless sooner terminated as provided in the Partnership Agreement.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

REDWOOD MORTGAGE INVESTORS VIII, L.P.

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Cash in banks

Certain of the partnership’s cash balances in banks exceed federally insured limits of $250 thousand. The bank or banks in which funds are deposited are reviewed periodically for their general creditworthiness/investment grade credit rating. See Note 7 (Line of Credit) for compensating balance arrangements.

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

From time to time, the manager negotiates and enters into loan modifications with borrowers whose loans are delinquent (non-performing). If a borrower is experiencing financial difficulties and a loan modification were to result in an economic concession to the borrower (i.e., a significant delay or reduction in cash flows compared to the original note), the modification is deemed a troubled debt restructuring (“TDR”).

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

REDWOOD MORTGAGE INVESTORS VIII, L.P.

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

Real estate owned (“REO”)

Real estate owned (“REO”) is property acquired in full or partial settlement of loan obligations generally through foreclosure and is recorded at acquisition at the property’s fair value less estimated costs to sell. The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. REO is analyzed periodically for changes in fair values and any subsequent write down is charged to REO, net on the statements of income. Any recovery in the fair value subsequent to such a write down is recorded, not to exceed the value recorded at acquisition. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

Accrued liabilities

Accrued liabilities at December 31, 2022 and 2021 were approximately $1.1 million, the significant components of which are accrued professional and consulting fees (approximately $993 thousand and $827 thousand, respectively) and accrued REO property taxes and mortgage interest expense (approximately $13 thousand and $164 thousand, respectively) and accrued interest on the line of credit (approximately $61 thousand and $47 thousand, respectively).

Debt issuance costs

Debt issuance costs are the fees and commissions incurred in the course of obtaining a line of credit for services from banks, law firms and other professionals and are amortized on a straight-line basis, which approximates the interest method, as interest expense over the term of the line of credit.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Reclassification

A reclassification has been made in the prior year statement of cash flows to reclassify the presentation of formation loan collected from changes in partners' capital to a separate line item within the financing section of the statement of cash flows. There was no change in total cash used in financing activities.

Recently issued accounting pronouncements

- Accounting and Financial Reporting for Expected Credit Losses

Effective January 1, 2023, RMI VIII adopted Accounting Standards Codification 326, Financial Instruments – Credit Losses (“ASC 326”). The current expected credit loss (“CECL”) methodology required by ASC 326 utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses for loans. The CECL methodology replaces the multiple existing impairment methods in current GAAP, which generally require that a loss be incurred before it is recognized.

The CECL estimate is forward-looking, and management is required to use not only historical trends and current conditions, but also forecasts about future economic conditions to determine the expected credit loss over the remaining life of RMI VIII’s loans. Management has completed its evaluation and implementation of the adoption of the new standard and concluded that the change to CECL methodology from the incurred loss models presently in use did not result in a material impact to the reported results of operations or financial position upon adoption.

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

Asset management fees

The general partners are entitled to monthly fees for managing the business and affairs of RMI VIII, including management of the partnership’s loan portfolio and operations, of up to 1/32 of 1% of the “net asset value” of the partnership (3/8 of 1% annually).

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

REDWOOD MORTGAGE INVESTORS VIII, L.P.

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Commissions and fees are paid by the borrowers to RMC

- Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation and negotiation of loans (including extensions), the general partners may collect loan brokerage commissions (i.e., points) limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers to RMC, and thus are not an expense of the partnership. Loan brokerage commissions paid by the borrowers to RMC approximated $968 thousand and $429 thousand for the years ended December 31, 2022 and 2021, respectively.

- Other fees

RMC receives fees for processing, notary, document preparation, credit investigation, reconveyance and other mortgage related services. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the partnership.

Formation loan

Commissions for sales of limited partnership units paid to broker-dealers (“B/D sales commissions”) were paid by RMC and were not paid directly by the partnership out of offering proceeds. Instead, the partnership advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums paid to partners in connection with unsolicited orders up to 7% of offering proceeds. The receivable arising from the advances is unsecured and non-interest bearing and is referred to as the “formation loan.” Since its inception, the partnership’s advances totaled $22.6 million, of which $3 million remains outstanding at December 31, 2022.

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

Formation loan transactions are presented in the following table ($ in thousands).

	2022	2021
Balance, January 1	$3,361	$3,983
Payments received from RMC	(659)	(466)
Early withdrawal penalties applied(1)	—	(156)
Balance, December 31	$2,702	$3,361

(1)
Beginning in 2022, RMC discontinued the specific allocation of early withdrawal penalties it received to the formation loan. The change has no net effect on the amounts paid by RMC to RMI VIII. RMC's scheduled payments total $650 thousand annually so that the formation loan is paid in full by December 31, 2026.

Limited partners capital - withdrawals

The table below sets forth withdrawals of limited partners' capital ($ in thousands).

Withdrawals	2022	2021
Without penalty	$11,192	$13,221
With penalty	1,250	1,562
Total	$12,442	$14,783

Scheduled, at December 31,	$13,870	$22,472

REDWOOD MORTGAGE INVESTORS VIII, L.P.

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Scheduled withdrawals of limited partners’ capital as of December 31, 2022 are presented in the following table ($ in thousands).

2023	$7,019
2024	3,973
2025	1,830
2026	836
2027	196
Thereafter	16
Total	$13,870

Scheduled withdrawals of limited partners’ capital of approximately $271 thousand are subject to early withdrawal penalties as the limited partners elected the accelerated payout option as permitted in the Partnership Agreement.

Other related party transactions

- Payable to/receivable from related parties

From time to time, in the normal course of business operations, the partnership may have payables to and/or receivables from related parties. At December 31, 2022, the payable to related parties of approximately $154 thousand consisted of accounts payable and cost reimbursements to the manager. At December 31, 2022, the receivable from related parties of approximately $68 thousand consisted of accounts receivable from related mortgage funds. The related party transactions were settled by March 2023.

At December 31, 2021, the partnership had a payable to related parties of approximately $47 thousand consisting of accounts payable and cost reimbursements to the manager. There were no receivables from related parties at December 31, 2021. The payable was paid to the manager in February 2022.

- Loan transactions with related parties

In the ordinary course of business, performing loans may be transferred by executed assignment, in-part or in-full, between the RMC-managed mortgage funds at par which approximates market value.

In 2022, RMI VIII transferred to a related mortgage fund four performing loans with aggregate principal of approximately $3.3 million at par value, which approximates fair value. The related mortgage fund paid cash for the loans and RMI VIII has no continuing involvement with the loans. No loans were transferred from related mortgage funds in 2022.

In 2021, RMI VIII transferred to a related mortgage fund seven performing loans with aggregate principal of approximately $5.7 million in-full at par value, which approximates fair value. RMI VIII was paid cash for the loans and has no continuing obligation or involvement with the loans.

In 2021, a related mortgage fund transferred to RMI VIII two performing loans with aggregate principal of approximately $1.4 million in-full at par value, which approximates fair value. RMI VIII paid cash for the loans and the related mortgage fund has no continuing obligation or involvement with the loans.

- Promissory note received from/repaid to related parties

On April 15, 2022, the partnership borrowed $1 million from a related party. This amount was utilized to fund a mortgage loan made by the partnership in the amount of $3.5 million, which mortgage loan was secured by a deed of trust encumbering a real property consisting of six tenancy-in-common units (each, a “TIC Unit”). At the time the mortgage loan was made, one of the TIC Units was in contract for sale with a scheduled closing date of April 18, 2022 and the mortgage loan borrower had agreed to utilize the proceeds of the sale of the TIC Unit to pay down the mortgage loan in exchange for a partial release of the deed of trust securing the mortgage loan (“Release Proceeds”). The loan from the related party accrued interest at the same rate of 7.75% as the mortgage loan and was secured by a pledge of all payments received by the partnership under the mortgage loan, including the Release Proceeds. The note matured on April 30, 2022. The Release Proceeds were received by the partnership on the April 18, 2022 closing date and were thereafter utilized by the partnership to repay the loan, in full.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

As of December 31, 2022, 20 of the partnership’s 21 loans (representing 96% of the aggregate principal of the partnership’s loan portfolio) have a term of five years or less. The remaining loan has a term longer than five years. Substantially all loans are written without a prepayment penalty provision.

As of December 31, 2022, 13 of the loans outstanding (representing 69% of the aggregate principal balance of the partnership’s loan portfolio) provide for monthly payments of interest only, with the principal due in full at maturity. The remaining loans require monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal balance due at maturity.

Secured loans unpaid principal balance (principal)

Secured loan transactions are summarized in the following table ($ in thousands).

	2022	2021
Principal, beginning of period	$55,099	$74,080
Loans funded	48,419	25,248
Principal collected(1)	(30,412)	(39,404)
Loan transferred from related mortgage fund	—	1,371
Loans transferred to related mortgage fund	(3,284)	(5,711)
Loans sold to non-affiliate	(9,734)	(485)
Principal, end of period	$60,088	$55,099

(1)
Principal collected in 2022 includes principal collected and held in trust of $0 at December 31, 2022 offset by principal collected and held in trust of approximately $465 thousand at December 31, 2021 which was disbursed to the partnership in January 2022. Principal collected in 2021 includes principal collected and held in trust of $465 thousand at December 31, 2021 offset by principal collected and held in trust of approximately $1 thousand at December 31, 2020 which was disbursed to the partnership in January 2021.

During 2022 and 2021, the partnership renewed 9 and 8 loans with aggregate principal of approximately $32 million and $36.6 million, respectively, which are not included in the activity shown in the above table. The loans were current and deemed well collateralized (i.e., the LTV for the collateral was within lending guidelines) at the time they were extended. The loans have an average extension period of approximately 9 months and 11 months during 2022 and 2021. Additionally, interest rates charged to borrowers may be adjusted in conjunction with the loan extensions to reflect current market conditions.

The partnership funds loans with the intent to hold the loans until maturity, although from time to time the partnership may sell certain loans when the manager determines it to be in the best interest of the partnership.

In 2022, four loans with principal of approximately $9.7 million were sold to unaffiliated third-parties. After commissions and transaction costs to third parties the partnership recognized a gain of approximately $122 thousand. In 2021, one loan with principal of approximately $485 thousand, was sold to an unaffiliated third-party, for an amount that approximated the loan balance at the time of sale.

Pursuant to California regulatory requirements borrower payments are deposited into a trust account established by RMC with an independent bank and are presented on the balance sheet as “Loan payments in trust”. Funds are disbursed to the partnership as collected which can range from same day for wire transfers and up to two weeks after deposit for checks. There were no loan payments in trust at December 31, 2022. Loan payments in trust at December 31, 2021 were distributed to the partnership’s account by January 14, 2022.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	December 31,	December 31,
	2022	2021
Number of secured loans	21	31
Secured loans – principal	$60,088	$55,099
Secured loans – lowest interest rate (fixed)	7.3%	7.3%
Secured loans – highest interest rate (fixed)	10.8%	10.8%

Average secured loan – principal	$2,861	$1,777
Average principal as percent of total principal	4.8%	3.2%
Average principal as percent of partners’ capital, net of formation loan	5.3%	2.7%
Average principal as percent of total assets	4.3%	2.6%

Largest secured loan – principal	$9,000	$7,994
Largest principal as percent of total principal	15.0%	14.5%
Largest principal as percent of partners’ capital, net of formation loan	16.6%	12.2%
Largest principal as percent of total assets	13.4%	11.7%

Smallest secured loan – principal	$437	$56
Smallest principal as percent of total principal	0.7%	0.1%
Smallest principal as percent of partners’ capital, net of formation loan	0.8%	0.1%
Smallest principal as percent of total assets	0.7%	0.1%

Number of California counties where security is located	10	12
Largest percentage of principal in one California county	30.7%	32.1%

As of December 31, 2022, there are four loans with principal balances in excess of 10% of the total outstanding principal balance. The partnership’s largest loan, with an unpaid principal balance of $9 million is secured by an office building in the City of Orange in Orange County, bears an interest rate of 7.99%, and matures on September 1, 2025. The second loan, with principal of approximately $8.8 million is secured by a commercial building in the City of Santa Clara in Santa Clara County, bears an interest rate of 8.375% and matures on July 1, 2027. The third loan, with principal of approximately $8 million is secured by a commercial building in the City and County of San Francisco, bears an interest rate of 8.375% and matures on April 1, 2023. The fourth loan, with principal of approximately $6.3 million is secured by a multifamily building in the City and County of San Francisco, bears an interest rate of 7.75% and matures on April 1, 2023. All four loans were performing and were in first lien position.

As of December 31, 2022, the partnership had no commitments to lend outstanding and had no construction or rehabilitation loans outstanding.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Distribution of secured loans-principal by California counties

The distribution of secured loans by counties is presented in the following table ($ in thousands).

	December 31, 2022		December 31, 2021
	Principal	Percent	Principal	Percent
San Francisco Bay Area(2)
San Francisco	$18,425	30.7%	$17,694	32.1%
San Mateo	2,519	4.2	7,696	14.0
Santa Clara	12,266	20.4	4,600	8.4
Sonoma	—	0.0	576	1.0
Solano	3,550	5.9	—	0.0
Marin	1,099	1.8	1,653	3.0
Alameda	1,687	2.8	6,239	11.3
	39,546	65.8	38,458	69.8

Other Northern California
Stanislaus	1,301	2.2	—	0.0
Mariposa	—	0.0	56	0.1
	1,301	2.2	56	0.1
Northern California Total	40,847	68.0	38,514	69.9

Los Angeles & Coastal
Santa Barbara	2,044	3.4	2,062	3.7
Los Angeles	5,597	9.3	10,783	19.6
Orange	11,600	19.3	2,192	4.0
San Diego	—	0.0	1,088	2.0
	19,241	32.0	16,125	29.3

Other Southern California
Riverside	—	0.0	460	0.8
	—	0.0	460	0.8
Southern California Total	19,241	32.0	16,585	30.1
Total principal, secured loans	$60,088	100.0%	$55,099	100.0%

(2)
Includes Silicon Valley

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	December 31, 2022			December 31, 2021
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(3)	4	$5,874	10%	16	$14,597	26%
Multi-family	3	8,326	14	2	7,550	14
Commercial	12	44,587	74	13	32,952	60
Land	2	1,301	2	—	—	0
Total principal, secured loans	21	$60,088	100%	31	$55,099	100%

(3)
Single family property type as of December 31, 2022 consists of 4 loans with aggregate principal of approximately $5.9 million that are non-owner occupied. At December 31, 2021, single family property type consisted of 4 loans with aggregate principal of approximately $2.3 million that were owner occupied and 12 loans with aggregate principal of approximately $12.3 million that were non-owner occupied. Single family includes 1-4 unit residential buildings, condominium units, townhouses and condominium complexes.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Lien position

At funding, secured loans had the lien positions in the following table ($ in thousands).

	December 31, 2022			December 31, 2021
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	18	$55,803	93%	25	$45,992	83%
Second trust deeds	3	4,285	7	6	9,107	17
Total principal, secured loans	21	60,088	100%	31	55,099	100%
Liens due other lenders at loan closing		8,956			14,988
Total debt		$69,044			$70,087
Appraised property value at loan closing		$138,924			$117,570
Percent of total debt to appraised values (LTV) at loan closing(4)		55.4%			62.3%

(4)
Based on appraised values and liens due other lenders at loan closing. The weighted-average loan-to-value (LTV) computation above does not take into account subsequent increases or decreases in property values following the loan closing, nor does it include decreases or increases of the amount of senior liens to other lenders.

Scheduled maturities/Secured loans-principal

Secured loans scheduled to mature as of December 31, 2022 are presented in the following table ($ in thousands).

				First Trust Deeds		Second Trust Deeds
	Loans	Principal	Percent	Loans	Principal	Loans	Principal
2023	13	$31,575	52%	11	$28,540	2	$3,035
2024	2	1,247	2	2	1,247	—	—
2025	1	9,000	15	1	9,000	—	—
2026	1	1,250	2	—	—	1	1,250
2027	2	12,386	21	2	12,386	—	—
Total scheduled maturities	19	55,458	92	16	51,173	3	4,285
Matured at December 31, 2022(5)	2	4,630	8	2	4,630	—	—
Total principal, secured loans	21	$60,088	100%	18	$55,803	3	4,285

(5)
See Delinquency/Secured loans with payments in arrears below for more information on matured loans.

Scheduled maturities are presented based on the most recent in-effect agreement with the borrower, including forbearance agreements. As a result, matured loans at December 31, 2022, for the scheduled maturities table may differ from the same captions in the tables of delinquencies and payments in arrears that are based on the loan terms and do not consider forbearance agreements. For matured loans, the partnership may continue to accept payments while pursuing collection of principal or while negotiating an extension of the loan’s maturity date.

It is the partnership’s experience that the timing of future cash receipts from secured loans will differ from scheduled maturities. Loans may be repaid or renewed before, at or after the contractual maturity date.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Delinquency/Secured loans

Secured loans by payment-delinquency status are presented in the following table ($ in thousands).

	December 31, 2022		December 31, 2021
	Loans	Principal	Loans	Principal
Current	18	$54,359	25	$48,274
Past Due
30-89 days	—	—	2	5,782
90-179 days	2	2,009	1	56
180 or more days	1	3,720	3	987
Total past due	3	5,729	6	6,825
Total principal, secured loans	21	$60,088	31	$55,099

The table above presents the unpaid principal balance by delinquency category for all secured loans based on the payment status, including loans that are interest only with no principal due. Secured loans at December 31, 2022 and December 31, 2021, had principal payments in arrears totaling approximately $4.6 million (3 loans) and $1 million (6 loans), respectively, and interest payments in arrears totaling approximately $482 thousand and $71 thousand, respectively.

Payments in arrears for secured loans (i.e., monthly interest and principal payments past due 30 or more days) at December 31, 2022, are presented in the following tables ($ in thousands).

	Loans		Principal		Interest(6)
At December 31, 2022	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	—	—	$—	$—	$—	$—	$—
90-179 days (4-6 payments)	1	1	910	1	24	25	960
180 or more days (more than 6 payments)	1	—	3,720	—	433	—	4,153
Total past due	2	1	$4,630	$1	$457	$25	$5,113

(6)
Interest includes foregone interest of approximately $200 thousand on non-accrual loans past maturity. Interest for December 2022 is due January 1, 2023 and is not included in the payments in arrears at December 31, 2022.

At December 31, 2022 and December 31, 2021, there were no forbearance agreements in effect.

Secured loans in non-accrual status are summarized in the following table ($ in thousands).

	December 31, 2022	December 31, 2021
Number of loans	1	4
Principal	$3,720	$1,044
Advances	60	116
Accrued interest(7)	233	13
Total recorded investment	$4,013	$1,173
Foregone interest	$233	$1

(7)
Accrued interest in the table above is the amount of interest accrued prior to the loan being placed on non-accrual status, net of any payments received while in non-accrual status. Interest income of $167 thousand and $107 thousand was recognized for loans in non-accrual status in 2022 and 2021, respectively. The amortized cost basis of loans in non-accrual status with no specific allowance at December 31, 2022 and December 31, 2021 is equivalent to the entire balance of loans in non-accrual status since there is no specific allowance recorded for any loan.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

At December 31, 2022, 2 loans with aggregate principal of approximately $2 million were 90 days or more past due and were not in non-accrual status.

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

Activity in the allowance for loan losses for 2022 and 2021 are presented in the following table ($ in thousands).

	2022	2021
Balance, January 1	$55	$50
Provision for loan loss	—	5
Recovery for loan losses	—	—
Balance, December 31	$55	$55

Loans designated impaired and any associated allowance for loan losses is presented in the following table ($ in thousands).

	December 31, 2022	December 31, 2021
Number of loans	3	4
Principal	$5,729	$1,043
Recorded investment(8)	6,078	1,173
Impaired loans without allowance	6,078	1,173
Impaired loans with allowance	—	—
Allowance for loan losses, impaired loans	—	—
Weighted average LTV at origination	42.3%	45.4%

(8)
Recorded investment is the sum of principal, advances, and interest accrued for financial reporting purposes.

Loans designated impaired had an average recorded investment and interest income recognized and received in cash as presented in the following table ($ in thousands).

	December 31, 2022	December 31, 2021
Average recorded investment	$3,625	$8,352
Interest income recognized	296	107
Interest income received in cash	79	98

REDWOOD MORTGAGE INVESTORS VIII, L.P.

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

NOTE 5 – REAL ESTATE OWNED (REO) AND MORTGAGES PAYABLE

REO transactions and valuation adjustments for 2022 and 2021 are summarized in the following tables ($ in thousands).

	2022
	REO	Valuation Allowance	REO, net
Balance, beginning of period	$10,458	$(2,200)	$8,258
Valuation allowance adjustment	—	261	261
Dispositions	(4,547)	1,939	(2,608)
Balance, December 31, 2022	$5,911	$—	$5,911

	2021
	REO	Valuation Allowance	REO, net
Balance, beginning of period	$12,044	$(3,239)	$8,805
Valuation allowance adjustment	—	(294)	(294)
Dispositions	(1,586)	1,333	(253)
Balance, December 31, 2021	$10,458	$(2,200)	$8,258

REO at December 31, 2022 was comprised of three properties with a carrying value of approximately $5.9 million.

•
In Los Angeles County (Hollywood Hills) two single-family residences on separate, adjoining parcels.
•
In San Francisco County, a real estate interest comprised of a condominium unit composed of storage lockers and signage rights for the exterior façade of the building.

The following transactions occurred during the year ended December 31, 2022.

•
The partnership sold - in Stanislaus County, 14 acres of undeveloped land in 2 separate transactions – approximately 9 acres in July 2022, and approximately 5 acres in September 2022 for approximately $2.6 million. The net combined sales proceeds approximated the adjusted carrying value after an adjustment to reduce the valuation allowance by approximately $261 thousand and after fees paid to RMC associated with management of the properties and arranging the sales of approximately $73 thousand, which is included in the Consolidated Statements of Income as a mortgage servicing fee. For the first sale, RMI VIII provided a $664 thousand first mortgage at market terms and an LTV of 40% and for the second sale, RMI VIII provided a $637 thousand first mortgage at market terms and an LTV of 65%. Management believes these terms are reasonable and customary and the borrower has the intent and ability to pay the contracted price.
•
The partnership sold - in San Francisco County, 1 residential unit in a condominium complex for approximately $240 thousand, resulting in a gain of approximately $108 thousand.

The following transactions occurred during the year ended December 31, 2021.

•
The valuation allowance on REO properties was increased by $294 thousand based on sales data on transactions in the second half of 2021.
•
The partnership sold - in Fresno County, a partially completed home subdivision. The net realized amount approximated the adjusted carrying value taking into account previously recorded valuation allowances.

The two Hollywood Hills single-family residences were acquired in June 2020 by foreclosure sales. The borrower contested the foreclosure sales by filing a California state court action. That action was dismissed by the trial Court and the dismissal was appealed by the borrower. The Appellate Court recently affirmed the dismissal. At December 31, 2022, accrued liabilities include accrued interest of approximately $13 thousand and prepaid insurance of approximately $4 thousand. Accounts payable at December 31, 2022 includes $230 thousand for negative escrow and unpaid late charges. At December 31, 2021, accrued liabilities include accrued interest of approximately $94 thousand, and property taxes of approximately $69 thousand. Accounts payable at December 31, 2021 include $184 thousand for negative escrow and unpaid late charges.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

There is a mortgage note payable secured by a first trust deed on one of the Hollywood Hills properties that matures November 1, 2044, with monthly payments of approximately $8 thousand, and interest at 4.125% until October 31, 2024 after which interest is at LIBOR plus 2.25%. As of December 31, 2022, payments on mortgage note payable were paid to September 30, 2022. Principal was approximately $1.3 million at December 31, 2022 ($1.5 million at December 31, 2021). The notice of default previously recorded in May 2022 due to defaults by the original borrower was rescinded in September 2022. In August 2021, the partnership paid in-full the outstanding principal balance of approximately $996 thousand due on one of the mortgages, as well as the outstanding mortgage interest, late fees and other fees of approximately $96 thousand.

REO, net

REO, net in operations expense on the consolidated income statements is comprised of the following for 2022 and 2021 ($ in thousands).

	2022	2021
Holding costs, net of other income	$(256)	$(299)
Gain on sales	108	79
Valuation adjustments	261	(294)
REO, net	$113	$(514)

Holding costs, net of other income includes month-to-month rents received of approximately $33 thousand and $77 thousand for the years ended December 31, 2022 and 2021, respectively, for the homes in Fresno County, which were sold in July 2021, and the unit-storage lockers and signage in San Francisco County.

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

REDWOOD MORTGAGE INVESTORS VIII, L.P.

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

NOTE 7 – LINE OF CREDIT

Activity involving the line of credit during the years ended December 31, 2022 and 2021 is presented in the following table ($ in thousands).

	2022	2021
Balance, January 1	$—	$2,453
Draws	11,000	16,847
Repayments	(1,000)	(19,300)
Balance, December 31,	$10,000	$—
Line of credit - average daily balance	$8,454	$6,417

In March 2020, RMI VIII entered into a revolving line of credit and term loan agreement with Western Alliance Bank (“bank”) which is governed by the terms of the Business Loan Agreement (Revolving Line of Credit and Term Loan Agreement) between bank and the partnership (“original credit agreement”), which was amended and modified by the First Loan Modification Agreement made effective March 4, 2022 (the “modification agreement” and together with the original credit agreement, the “credit agreement of 2022”).

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

REDWOOD MORTGAGE INVESTORS VIII, L.P.

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Prior to the modification agreement, interest on outstanding principal was payable monthly and accrued at the per annum rate of the greater of (i) five percent (5%) or (ii) the sum of the one-month LIBOR rate plus three and one-quarter percent (3.25%). The modification agreement replaced LIBOR as the reference rate under the credit agreement with the 30-day American Interbank Offered Rate Term -30 Index published for loans in United States Dollars by the American Financial Exchange (“Ameribor”). Following the modification agreement, interest on the outstanding principal under the credit line is payable monthly and accrues at the annual rate that is the greater of: (i) the Ameribor Rate plus three and one-quarter percent (3.25%); and (ii) five percent (5.0%). The fair value of the balance on the line of credit is deemed to approximate the recorded amount because the reference rate plus 3.25% and the other terms and conditions, including the two-year term, of the Revolving Line of Credit and Term Loan Agreement are reflective of market rate terms (Level 2 inputs).

If the partnership does not maintain the required compensating balance with a minimum daily average of $1.0 million for the calendar quarter, the interest rate automatically increases by one-quarter of one percent (0.25%) above that rate which would otherwise be applicable for the next calendar quarter retroactive to the beginning of the calendar quarter in which the compensating balance is not maintained. At December 31, 2022, the interest rate was seven and fourteen one-hundredths percent (7.14%).

For each calendar quarter during which the aggregate average daily outstanding principal is less than fifty percent (50%) of the maximum principal of $10 million, there is a quarterly unused line fee equal to one-half of one percent (0.50%) per annum of the average daily difference between the average principal outstanding and fifty percent (50%) of the maximum principal of $10 million.

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

At December 31, 2022 and 2021, aggregate principal of pledged loans was approximately $23.2 million and $21.5 million, respectively, with a maximum allowed advance thereon of approximately $10 million, subject to the borrowing base calculation.

The debt issuance costs from the original credit agreement were fully amortized in March 2022. Debt issuance costs of approximately $57 thousand from the modification agreement are being amortized over its two-year term. Amortized debt issuance costs included in interest expense approximated $34 thousand and $54 thousand for 2022 and 2021, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES OTHER THAN LOAN AND REO COMMITMENTS

Commitments

Note 3 (General Partners and Other Related Parties) presents detailed discussion of the partnership’s contractual obligations to RMC and detail of scheduled withdrawals of limited partners’ capital at December 31, 2022.

Legal proceedings

As of December 31, 2022, the partnership is not involved in any legal proceedings other than those that would be considered part of the normal course of business and no legal proceedings were terminated during the fourth quarter of 2022.

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

NOTE 9 – SUBSEQUENT EVENTS

The partnership evaluated subsequent events that have occurred after December 31, 2022 and determined that there were no events or transactions that require recognition or disclosure in the consolidated financial statements.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The partnership is externally managed by RMC, a general partner. As the manager, RMC is responsible for managing the business and affairs of the partnership, subject to the voting rights of the members on specified matters. RMC acting alone has the power and authority to act for and bind the partnership. RMC provides the personnel and services necessary for us to conduct our business, as we have no employees of our own.

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

Manager’s Report on Internal Control over Financial Reporting

RMC, as the manager, is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in the Exchange Act Rule 13a-15(f). The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. RMC, with the participation of RMC's principal executive officer/principal financial officer, assessed the effectiveness of the manager's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on those criteria, management concluded that its internal control over financial reporting was effective as of December 31, 2022.

Changes to Internal Control Over Financial Reporting

There have not been any changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the manager’s or partnership’s internal control over financial reporting.

Item 9B – Other Information

None.

The partnership is externally managed by RMC and has no officers or directors of its own and, thus, the partnership has no Rule 10b5-1 plan or other trading arrangements. There was no adoption, modification or termination of any Rule 10b5-1 plan or other trading arrangements by directors and officers of RMC during the quarter ended December 31, 2022.

Item 9C – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10 – Directors, Executive Officers and Corporate Governance

The partnership is externally managed by Redwood Mortgage Corp., a general partner, (or “RMC” or the “manager”). The manager is responsible for managing the business and affairs of the partnership, subject to the voting rights of the partners on specified matters. The manager acting alone has the power and authority to act for and bind the partnership. RMC provides the personnel and services necessary to conduct our business as we have no employees of our own.

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

Officers and Directors of RMC

Michael R. Burwell. Michael R. Burwell, age 66, President, Secretary/Treasurer and, Director, Redwood Mortgage Corp. (1979-present); Director, Secretary and Treasurer A & B Financial Services, Inc. (1980-2009); President, Director, Chief Financial Officer and Secretary of Gymno Corporation (1986-September 2011) and, the manager of Gymno LLC, the entity into which Gymno Corporation was converted (September 2011- June 30, 2015); President, Director, Secretary and Treasurer of The Redwood Group, Ltd. (1979-September 2011); past member of Board of Trustees and Treasurer, Mortgage Brokers Institute (1984-1986). Mr. Burwell is licensed as a real estate sales person. Mr. Burwell was a general partner of each of the RMI, RMI II, RMI III, RMI IV, RMI V, RMI VI, and RMI VII limited partnerships. Mr. Burwell is a general partner of RMI VIII limited partnership. Mr. Burwell attended the University of California, at Davis from 1975-1979, playing NCAA soccer for three seasons. Michael R. Burwell is the brother of Thomas R. Burwell.

Lorene A. Randich. Lorene A. Randich, age 65, has served as a Director of Redwood Mortgage Corp. since November 2011. Ms. Randich joined Redwood Mortgage Corp. in 1991 and retired on December 31, 2020 as Executive Vice President of Lending Operations. Ms. Randich held the real estate broker’s license of record for Redwood Mortgage Corp. from November 2011 through the third quarter of 2019. Ms. Randich has been a licensed real estate broker since 1996. She is a member of the National Association of Mortgage Brokers, the California Mortgage Bankers Association, the California Association of Mortgage Professionals (past Board Member–San Francisco/Peninsula Chapter) and the California Mortgage Association (Board Member and immediate past Education Committee Chair). Ms. Randich received a BA from the University of California at Berkeley in 1980. In addition to Ms. Randich’s service on the company Board of Directors, Ms. Randich continues her association with Redwood Mortgage Corp. as a Broker-Associate. Ms. Randich also offers mortgage industry consulting services through her firm, Bay Laurel Financial.

Thomas R. Burwell. Thomas R. Burwell, age 55, joined Redwood Mortgage Corp. in 2007 and has served as Marketing and Sales Director since 2012; Loan Officer-Builder Division Wells Fargo Bank, N.A (Westwood, CA 2005-2007); Loan Officer, Wells Fargo Bank, N.A. (Beverly Hills 2004-2005); Loan Officer Wells Fargo Bank, N.A. (New York, NY 2002-2004). Mr. Burwell is a member of the Financial Planning Association, San Francisco, CA. Mr. Burwell received a BA from the University of California at Davis in 1990. Mr. Burwell is a former ATP (Association of Tennis Professionals) world tour professional and was a NCAA Team and Individual Finalist, Team Captain, (Three-time) All-American, #1 Singles and #1 Doubles Player for University of California at Davis. Thomas R. Burwell is the brother of Michael R. Burwell.

Code of Ethics

Since the partnership has no employees of its own and it is operated by the employees and independent contractors retained by RMC, the partnership has not adopted a Code of Ethics or insider trading policies and procedures that govern the purchase, sale or other disposition of partnership securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations. RMC has adopted a Code of Ethics applicable to its general partners and to any agents, employees or independent contractors engaged by the general partners to perform the functions of a principal chief executive officer, a principal financial officer, principal accounting officer or controller of the partnership, if any. This Code of Ethics is designed to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between the agents, employees or independent contractors of RMC and the companies it manages, such as the partnership, (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that RMC, on behalf of the companies it manages, files with, or submits to, the SEC and in other public communications made by RMC's personal and professional relationships, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics, (v) accountability for adherence to the Code of Ethics. and (vi) promote compliance with insider trading laws, rules and regulations.

The Code of Ethics is attached hereto as Exhibit 14.1. You may obtain a copy of this Code of Ethics, without charge, upon request by calling RMC’s Investor Services Department at (650) 365-5341, option 5.

Item 11 – Executive Compensation

As indicated above in Item 10, the partnership is externally managed by RMC and has no officers or directors of its own and, thus, the partnership does not pay any compensation directly to any named executive officers of the partnership for the services provided to the partnership. The partnership does pay twenty-five percent (25%) of the Asset Management Fee directly to Michael Burwell as a general partner of the partnership.

Compensation of the General Partners

The general partners of the partnership are responsible for managing the loan portfolio of the partnership, subject to the voting rights of the partners on specified matters. For the provision of such services, the general partners are entitled to (i) an Asset Management Fee charged up to 1/32 of 1% of the “net asset value” of the partnership (3/8 of 1% annually) and (ii) one percent (1%) of profits or loss of the partnership.

RMC and Michael Burwell are the general partners of the partnership. The mortgage loans the partnership invests in are arranged and are generally serviced by RMC. Michael R. Burwell is the president and majority shareholder (through his holdings and beneficial interests in certain trusts) of RMC.

The Partnership Agreement permits certain fees and cost reimbursements to be paid to the general partners. See Note 3 (General Partners and Other Related Parties) to the financial statements included in Part II, Item 8 of this report for a presentation of fees and cost reimbursements to the general partners, which presentation is incorporated herein by reference.

In addition to the fees and reimbursements paid by the partnership, RMC receives compensation directly from borrowers, including brokerage commissions on loan originations. In 2022, RMC received brokerage commissions of approximately $968 thousand ($429 thousand in 2021) related to loan originations made by the partnership.

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

Executive Clawback Policy

The partnership is externally managed by RMC and has no officers or directors of its own and, thus, the partnership did not have or apply any executive compensation clawback policy. RMC did not apply any executive clawback policy or, otherwise, conduct any recovery efforts.

Item 12 – Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Since the partnership has no, and never had, employees, the partnership does not have, and never had, a shareholder approved equity compensation plan or a non-shareholder approved equity compensation plan.

The general partners are allocated one percent (1%) of income and losses. At December 31, 2022, the general partners had a capital deficit of approximately $609 thousand. Prior to December 31, 2022, RMC also owned limited partnership units of RMI VIII which was fully liquidated during 2022. No person or entity owns beneficially more than five percent (5%) of the limited partnership units.

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

The partnership is managed externally and does not have any directors, including the equivalent of independent directors, or employees. Since the partnership has no board of directors or employees, there is no separately designated compensation, nominating or audit committee except that the Board of Directors of RMC acts as the Audit Committee of RMI VIII. In 2022, there were no transactions involving the lesser of $120 thousand or 1% of total assets with RMC, Michael Burwell or any other arguably related parties (other than payments to RMC as discussed herein). Note 3 (General Partners and Other Related Parties) to the Consolidated Financial Statements in Part II Item 8 presents detail as to amounts received by the manager in 2022 and 2021.

Item 14 – Principal Accountant Fees and Services

Fees for services performed for the partnership by the principal accountant for 2022 and 2021 are as follows:

Audit Fees. The aggregate fees for 2022 and 2021 for professional services rendered for the audit of the partnership’s annual financial statements included in the partnership’s Annual Report on Form 10-K, review of financial statements included in the partnership’s Quarterly Reports on Form 10-Q and for services provided in connection with regulatory filings were approximately $243 thousand and $224 thousand, respectively.

Audit Related Fees. There were no fees billed for audit related services by the principal accountants during 2022 and 2021.

Tax fees. There were no fees billed for professional services rendered by the principal accountants during 2022 and 2021 for tax compliance, tax advice, and tax planning.

All Other Fees. There were no other fees billed for any other products and services provided by the principal accountants during 2022 and 2021.

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

14.1	Code of Ethics

31.1	Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report by Redwood Mortgage Corp. of the estimated fair value at December 31, 2020 of a unit of Redwood Mortgage Investors VIII, L.P., a California Limited Partnership

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Incorporated by reference to the item under the corresponding exhibit number in the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2015 (File no. 000-27816).

Item 16- Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 31st day of March, 2023.

REDWOOD MORTGAGE INVESTORS VIII, L.P.
a California Limited Partnership
(Registrant)

By:	Redwood Mortgage Corp., a General Partner

	By:	/s/ Michael R. Burwell
	Name:	Michael R. Burwell
	Title:	President, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on the 31st day of March, 2023.

Signature	Title

/s/ Michael R. Burwell
Michael R. Burwell	President, Secretary/Treasurer Redwood Mortgage Corp. (Principal Executive, Financial, and Accounting Officer); Director of Redwood Mortgage Corp.

/s/ Lorene A. Randich
Lorene A Randich	Director of Redwood Mortgage Corp.

/s/ Thomas R. Burwell
Thomas R. Burwell	Director of Redwood Mortgage Corp.