Form 10-Q
period 2023-03-31
REDWOOD MORTGAGE INVESTORS VIII
filed 2023-05-22
CIK 889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Part I –FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Consolidated Balance Sheets

March 31, 2023 (unaudited) and December 31, 2022

($ in thousands)

	March 31,	December 31,
	2023	2022
ASSETS
Cash, in banks	$2,834	$963
Loan payments in trust	1	—
Loans
Principal	57,979	60,088
Advances	77	59
Accrued interest	1,004	570
Prepaid interest	(450)	(496)
Loan balances secured by deeds of trust	58,610	60,221
Allowance for credit losses	(120)	(55)
Loan balances secured by deeds of trust, net	58,490	60,166

Receivable from related party (Note 3)	20	68

Real estate owned (REO), net	5,911	5,911

Debt issuance costs, net	29	36
Other assets	69	49
Total assets	$67,354	$67,193

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable	$307	$284
Payable to related party (Note 3)	65	154
Distributions and withdrawals to limited partners (Note 3)	2,630	—
Accrued liabilities	1,224	1,103
Line of credit	10,000	10,000
Mortgage payable	1,347	1,347
Total liabilities	15,573	12,888

Commitments and Contingencies (Note 8)

Partners’ capital
Limited partners’ capital	55,090	57,616
General partners’ deficit	(607)	(609)
Total partners’ capital	54,483	57,007

Receivable from manager (formation loan)	(2,702)	(2,702)

Partners’ capital, net of formation loan	51,781	54,305

Total liabilities and partners’ capital	$67,354	$67,193

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Consolidated Statements of Income

For the Three Months Ended March 31, 2023 and 2022 (unaudited)

($ in thousands)

	Three Months Ended March 31 ,
	2023	2022
Revenue
Interest income	$1,268	$1,320
Interest expense
Line of credit	(201)	(60)
Mortgages payable	(14)	(15)
Total interest expense	(215)	(75)
Net interest income	1,053	1,245
Late fees	3	4
Total revenue, net	1,056	1,249

Provision for credit losses	—	—

Operations expense
Mortgage servicing fees to Redwood Mortgage Corp.	221	223
Asset management fees to Redwood Mortgage Corp.	54	65
Costs from Redwood Mortgage Corp.	178	175
Professional services	473	351
REO, net (Note 5)	54	84
Other	10	1
Total operations expense	990	899

Net income	$66	$350

Net income
Limited partners (99%)	$65	$346
General partners (1%)	1	4
	$66	$350

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Consolidated Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2023 (unaudited)

($ in thousands)

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, December 31, 2022	$57,616	$(609)	$57,007
Adoption of ASC 326	167	1	168
Balance, January 1, 2023	57,783	(608)	57,175
Net income	65	1	66
Distributions	(207)	—	(207)
Withdrawals	(2,551)	—	(2,551)
Balance, March 31, 2023	$55,090	$(607)	$54,483

For the Three Months Ended March 31, 2022 (unaudited)

($ in thousands)

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, December 31, 2021	$69,555	$(626)	$68,929
Net income	346	4	350
Distributions	(308)	—	(308)
Withdrawals	(3,245)	—	(3,245)
Balance, March 31, 2022	$66,348	$(622)	$65,726

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2023 and 2022 (unaudited)

($ in thousands)

	Three Months Ended March 31 ,
	2023	2022
Operating activities
Interest income received	$1,020	$1,055
Interest expense	(187)	(29)
Late fees and other loan income	1	21
Operations expense	(927)	(801)
Total cash (used in) provided by operating activities	(93)	246

Investing activities
Loans
Loans funded	(5,700)	(10,489)
Principal collected	3,853	2,355
Loans transferred to related mortgage fund	3,956	—
Advances (funded) collected	(17)	91
Total - Loans	2,092	(8,043)
Total cash provided by (used in) investing activities	2,092	(8,043)

Financing activities
Partners' capital
Partner withdrawals, net of early withdrawal penalties	—	(3,208)
Early withdrawal penalties	(39)	(37)
Partner distributions	(89)	(308)
Cash distributions to partners, net	(128)	(3,553)
Line of credit
Advances	—	10,800
Repayments	—	(1,000)
Debt issuance costs	—	(57)
Cash provided by (used in) line of credit	—	9,743
RMC payments - formation loan	—	125
Total cash (used in) provided by financing activities	(128)	6,315

Net increase (decrease) in cash	1,871	(1,482)
Cash, beginning of year	963	3,903
Cash, end of year	$2,834	$2,421

Non-cash investing activities includes approximately $6.5 million for the three months ended March 31, 2022 for loans transferred to held for sale. There were no loans transferred to held for sale during the three months ended March 31, 2023.

Limited partners withdrawals of approximately $2.5 million and March limited partners distributions of approximately $118 thousand were paid out in April 2023, and are included in the balance sheet as distributions and withdrawals to limited partners as of March 31, 2023.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2023 and 2022 (unaudited)

($ in thousands)

Reconciliation of net income to net cash (used in) provided by operating activities:

	Three Months Ended March 31 ,
	2023	2022
Cash flows from operating activities
Net income	$66	$350
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Amortization of debt issuance costs	7	14
Change in operating assets and liabilities
Loan payments in trust	(1)	17
Accrued interest	(201)	(265)
Prepaid interest	(47)	—
Receivable from related party	48	(4)
Other assets	(20)	46
Accounts payable and accrued liabilities	144	73
Payable to related party	(89)	15
Total cash (used in) provided by operating activities	$(93)	$246

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2023 (unaudited)

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

In the opinion of management of RMC, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly and accurately the consolidated financial information included therein. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (SEC). The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results to be expected for the full year.

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

Federal and state income taxes are the obligation of the partners, other than the annual California franchise tax and the California LLC cash receipts taxes paid by the partnership’s subsidiaries. The tax basis in the net assets of the partnership differs from the book basis by the amount of the allowance for credit losses and the amount of the valuation allowance for real estate owned.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2023 (unaudited)

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

Distributions to limited partners

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound income in their capital account. If an investor initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elected to compound income in their capital account, in lieu of cash distributions, the investor may, after three (3) years, change the election and receive monthly, quarterly or annual cash distributions. Income allocable to limited partners who elect to compound income in their capital account will be retained by the partnership for making further loans or for other proper partnership purposes and such amounts will be added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was approximately 54% and 57% at March 31, 2023 and 2022, respectively.

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

March 31, 2023 (unaudited)

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

On May 19, 2023, the partnership filed a Consent Solicitation Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 with the SEC in connection with a proposed solicitation of consents from the limited partners to dissolve the partnership, liquidate its assets and wind up its affairs (the “Dissolution”) pursuant to a Plan of Dissolution (the “Plan” or “Plan of Dissolution”).

If approved by an affirmative majority of the limited partnership interests (the “Requisite Consents”), the partnership will not be immediately terminated, but will continue until its affairs have been wound up. The partnership will cease making new loans and will only engage in business activities necessary or convenient to wind-up the partnership’s business and distribute partnership assets in accordance with the Plan, the Partnership Agreement and the California Uniform Limited Partnership Act of 2008 (the “Act”).

If the Dissolution and Plan are approved by the Requisite Consents, the general partners will enter into the Plan within 15 days of the receipt of the Requisite Consents, and RMC, as manager of the partnership,will wind-up the affairs of the partnership commencing from the effective date of the Plan (the “Dissolution Date”) until the complete liquidation of the partnership’s assets and the termination of the partnership (the “Wind-Up Period”) in accordance with the Plan, the Partnership Agreement and the Act. Effective as of the Dissolution Date: (i) all limited partners, including limited partners who previously elected not to receive periodic distributions of partnership net income under Section 4.3 of the Partnership Agreement, will begin receiving quarterly distributions of the partnership’s net income (if any); and (ii) all scheduled withdrawals of limited partner capital made pursuant to Article 8 of the Partnership Agreement will terminate in favor of quarterly pro rata withdrawals to all limited partners of cash received from the liquidation of partnership assets (each, a “Capital Distribution” and collectively, the “Capital Distributions”) over the course of the Wind-Up Period and available to fund Capital Distributions.

During the Wind-Up Period, the partnership will continue to be externally managed by RMC and RMC will, in such capacity, be solely responsible for managing partnership operations. RMC will liquidate the partnership’s assets as promptly as is consistent with obtaining the current fair value thereof, which may include: (i) collecting loan payments from borrowers under existing loan terms; (ii) selling loans to third parties; (iii) selling loans to either or both general partners or their affiliates, subject to the limitations set forth in the Partnership Agreement; (iv) enforcing delinquent loans through foreclosure or negotiating settlements with the borrowers and/or any guarantors or other obligors on such loans; (v) selling any REO held by the partnership; and (vi) taking any other actions determined by RMC to be consistent with recovering the fair market value of any partnership assets and authorized in the Partnership Agreement and the Plan. RMC will continue to collect loan servicing fees, cost reimbursements, and other fees received as manager of the partnership, in addition to the Dissolution Fee (as defined below), and the general partners will continue to collect asset management fees.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2023 (unaudited)

Under the Partnership Agreement and Plan of Dissolution, all assets of the partnership, including proceeds from the sale of partnership assets, RMC’s repayment of the general partners’ capital deficit (i.e., the deficit restoration obligation) and the formation loan (primarily from the proceeds of the Dissolution Fee), and cash available from interest and principal payments on partnership loans will be applied and distributed in the following order of priority:

•
First, to the payment of operations expense, including liabilities to professional services providers and government agencies (principally property and other taxes), fees and cost reimbursements to RMC (including the Dissolution Fee), asset management fees to the general partners, loan administration and collection costs, and such other general and administrative expenses of the partnership’s business and compliance activities and then to the payment and discharge of all of the partnership’s then current debts and liabilities to banks (and any other lenders); and
•
Thereafter, quarterly, within seven (7) business days after the end of each calendar quarter, to the limited and general partners in proportion to their respective capital account balances, after taking into account income and loss allocations for the applicable calendar quarter. Quarterly net income, if any, will be distributed pro rata to all limited partners and by disbursement separate from capital distribution payments.

Under the Plan, RMC will be entitled to a quarterly dissolution fee equal to seven percent (7.0%) of each capital distribution made to the limited partners over the course of the Wind-Up Period (the “Dissolution Fee”), which Dissolution Fee will be treated as an expense of the partnership and included in the allocation of income/losses to limited partners’ capital accounts.

RMC expects to complete the wind-up activities approximately 12 to 18 months after the effective date of the Plan of Dissolution. Dissolution, however, can be an involved process which may depend on a number of factors, and some of these factors are beyond RMC’s control.

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

Management estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates involve significant level of uncertainty and have had or are reasonably likely to have a material impact on the partnership’s financial condition or results of operations. Such estimates relate principally to the determination of the allowance for credit losses (including the fair value of the underlying collateral), and the valuation of real estate owned. Actual results could differ materially from these estimates.

Fair value estimates

The fair value of real property (as to loan collateral and REO) is determined by exercise of judgment based on RMC’s management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values, and publicly available information on in-market transactions. Appraisals of commercial real property generally present three approaches to estimating value: 1) market-comparables or sales approach; 2) cost to replace; and 3) capitalized cash flows or income approach.

These approaches may or may not result in a common, single value. The market-comparables approach may yield several different values depending on certain basic assumptions, including the consideration of adjustments made for any attributes specific to the real estate.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2023 (unaudited)

Management has the requisite familiarity with the markets it lends in generally and of the properties lent on specifically to analyze sales-comparables and assess their suitability/applicability. Management is acquainted with market participants – investors, developers, brokers, and lenders – that are useful, relevant secondary sources of data and information regarding valuation and valuation variability. These secondary sources may have familiarity with and perspectives on pending transactions, successful strategies to optimize value, and the history and details of specific properties – on and off the market – that enhance the process and analysis that is particularly and principally germane to establishing value in distressed markets and/or property types.

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

Loans and interest income

Loans are carried at amortized cost, which is generally equal to the unpaid principal balance (principal). Management has discretion to pay amounts (advances) to third parties on behalf of borrowers to protect the partnership’s interest in the loan. Advances include, but are not limited to, the payment of interest and principal on a senior lien to prevent foreclosure by the senior lien holder, property taxes, insurance premiums, and attorney fees. Advances generally are stated at the amounts paid out on the borrower’s behalf and any accrued interest on amounts paid out, until repaid by the borrower. For performing loans, interest is accrued daily on the principal plus advances, if any. In the normal course of the partnership’s operations, performing loans that are maturing or have matured may be renewed at then current market rates of interest and terms for new loans. (These loan extensions are not reported as new loans for financial reporting purposes.) The partnership may fund a specific loan net of an interest reserve (one to two years) to insure timely interest payments at the inception of the loan. Any interest reserve is amortized over the period that the amount is prepaid. In the event of an early loan payoff, any unapplied interest reserves would be first applied to any accrued but unpaid interest and then as a reduction of principal.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2023 (unaudited)

Loans with a payment in arrears continue to recognize interest income as long as the loan is in the process of collection with the borrower and is considered to be well-secured. Loans are placed on non-accrual status if management determines that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (i.e., a notice of sale is filed and/or when the borrower files for bankruptcy) or when the loan is no longer considered well-secured (i.e., the LTV for the loan based on the estimated net realizable value of the collateral and the total principal, advances and accrued interest (at the note rate) is at or greater than eighty percent (80%), seventy-five percent (75%) for lands outside of metropolitan areas). When a loan is placed on non-accrual status, the accrual of interest is discontinued – beginning with the then current month - for accounting purposes only; however, previously recorded interest is not reversed. A loan may return to accrual status when all delinquent loan payments are cured and the loan becomes current in accordance with the terms of the loan agreement. In periods prior to January 1, 2023, loans were placed on non-accrual status if 180 days delinquent or earlier if management determined that the primary source of repayment would come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan was no longer considered well-secured.

Payments on loans are applied in the following order: accrued interest, advances, and lastly to principal. Late fees are recognized in the period received. Pursuant to California regulatory requirements borrower payments are deposited into a trust account established by RMC with an independent bank and are presented on the balance sheet as “Loan payments in trust”. Funds are disbursed to the partnership as collected which can range from same day for wire transfers and up to two weeks after deposit for checks.

The partnership funds loans with the intent to hold the loans until maturity. From time to time, the partnership may sell certain loans when the manager determines it to be in the best interest of the partnership. Loans are classified as held-for-sale once a decision has been made to sell loans and the loans held-for-sale have been identified. Loans classified as held for sale are carried at the lower of cost or fair value.

Allowance for credit losses

Loan balances (i.e., the sum of the unpaid principal, advances and accrued interest) are analyzed on a periodic basis for ultimate recoverability. Collateral fair values are reviewed quarterly and the protective equity for each loan is computed. As used herein, “protective equity” is the dollar amount by which the net realizable value (i.e., fair value less the cost to sell) of the collateral, net of any senior liens exceeds the loan balance.

For a loan that is deemed collateral dependent for repayment, a provision for credit losses is recorded to adjust the allowance for credit losses to an amount such that the net carrying amount (unpaid principal, advances plus interest accrued, i.e., interest owed net of foregone interest for loans in non-accrual status) is reduced to the lower of the loan balance or the estimated fair value of the related collateral, net of any senior debt and claims and costs to sell.

As of January 1, 2023, the partnership adopted Accounting Standards Codification 326, Financial Instruments – Credit Losses using the modified retrospective approach, which requires a lifetime, current expected credit loss (CECL) measurement objective for the recognition of credit losses at the time a loan is originated or acquired. The allowance for credit losses is adjusted each period for changes in expected lifetime credit losses for loans and accrued interest. The determination of the amount of the allowance for credit losses considers historical loss experience, current fair value of collateral and the resultant LTV, current real estate and financial markets, as well as reasonable and supportable forecasts about future economic scenarios. The forward-looking estimates consider the likelihood that any combination of events would adversely impact economic conditions and real estate markets in California such that the substantial protective equity existing for the loans would no longer be sufficient to collect the recorded amounts of principal, advances and accrued interest due on the loan.

The limited number of loans and the short terms for which the loans are written enable a loan-by-loan analysis to determine the risk of loss. The primary determinate in the analysis is the LTV, and consideration of lien position of deed of trust. The analysis also considers the vintage in which the secured loans originated. The ultimate collectability of the amounts owed is reliant on the estimate of the fair value of the real property collateral securing the loans. Such estimation is not variant by vintage or time on file. Such considerations are consistent with the ‘no-credit-losses’ experience of the partnership over the preceding 5+ years.

The partnership charges off uncollectible loans and related receivables directly to the allowance account once it is determined the full amount is not collectible. Any amounts collected after a charge off is deemed a recovery. If the loan goes to foreclosure, an updated appraisal is ordered and the recorded investment in the loan is adjusted to the net realizable value of the real estate to be acquired.

Prior to the adoption of the CECL accounting model, if a loan modification was agreed to and was to result in an economic concession to the borrower (i.e., a significant delay or reduction in cash flows compared to the original note), the modification would have been deemed to be a troubled debt restructuring (“TDR”). The Company did not have any TDRs for the year ended December 31, 2022.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2023 (unaudited)

Real estate owned (REO)

Real estate owned (“REO”) is property acquired in full or partial settlement of loan obligations generally through foreclosure and is recorded at acquisition at the property’s fair value less estimated costs to sell. The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for credit losses and any subsequent valuation reserves. After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. REO is analyzed periodically for changes in fair values and any subsequent write down is charged to REO, net on the statements of income. Any recovery in the fair value subsequent to such a write down is recorded, not to exceed the value recorded at acquisition. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

Accrued liabilities

Accrued liabilities at March 31, 2023 and December 31, 2022 were approximately $1.2 million and $1.1 million, respectively, the significant components of which are accrued professional and consulting fees (approximately $1 million and $993 thousand, respectively), accrued REO property taxes and mortgage interest expense (approximately $51 thousand and $13 thousand, respectively) and accrued interest on the line of credit (approximately $68 thousand and $61 thousand, respectively).

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

None at March 31, 2023 are applicable to the partnership.

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

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2023 (unaudited)

Costs from RMC

The manager is entitled to request reimbursement for operations expense incurred on behalf of RMI VIII, including without limitation, RMC’s personnel and non-personnel costs incurred for qualifying business activities, including investor services, accounting, tax and data processing, postage and out-of-pocket general and administration expenses. Qualifying personnel/compensation costs and consulting fees are tracked by business activity, and then costs of qualifying activities are allocated to RMI VIII pro-rata based on the percentage of RMI VIII’s limited partners’ capital to the total capital of all related mortgage funds managed by RMC. Certain other non-personnel, qualifying costs such as postage and out-of-pocket general and administrative expenses can be tracked by RMC as specifically attributable to RMI VIII; other non-personnel, qualifying costs (e.g., RMC’s accounting and audit fees, legal fees and expenses, occupancy, and insurance premiums) are allocated pro-rata based on the percentage of RMI VIII's partners' capital to total capital of the related mortgage funds managed by RMC.

Commissions and fees are paid by the borrowers to RMC

-
Brokerage commissions, loan originations

For fees in connection with the review, selection, evaluation and negotiation of loans (including extensions), the general partners may collect loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions are paid by the borrowers to RMC, and thus are not an expense of the partnership. Loan brokerage commissions paid by the borrowers to RMC approximated $150 thousand and $214 thousand for the three months ended March 31, 2023 and 2022, respectively.

-
Other fees

RMC receives fees for processing, notary, document preparation, credit investigation, reconveyance and other mortgage related services. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, payable solely by the borrower and not by the partnership.

Formation loan

Commissions for sales of limited partnership units paid to broker-dealers (“B/D sales commissions”) were paid by RMC and were not paid directly by the partnership out of offering proceeds. Instead, the partnership advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums paid to partners in connection with unsolicited orders up to 7% of offering proceeds. The receivable arising from the advances is unsecured and non-interest bearing and is referred to as the “formation loan”. Since its inception, the partnership’s advances totaled $22.6 million, of which $2.7 million remains outstanding at March 31, 2023.

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

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2023 (unaudited)

The formation loan transactions for the three months ended March 31 are presented in the following table ($ in thousands).

	2023	2022
Balance, January 1	$2,702	$3,361
Payments received from RMC	—	(125)
Balance, March 31	$2,702	$3,236

The formation loan is repayable by RMC in annual installments of approximately $650 thousand which may be paid by RMC either in full on December 31st of each calendar year during the term of the partnership (each, an “Annual Payment Date”) or in four equal quarterly installments beginning on the Annual Payment Date and continuing thereafter on the last day of each calendar quarter in the following year. Any amount of the formation loan balance remaining unpaid on the last day of the partnership term is payable in full on that date.

Limited partner capital - withdrawals

Withdrawals of limited partners’ capital for the three months ended March 31 are presented in the following table ($ in thousands).

Withdrawals	2023	2022
Without penalty	$2,170	$2,890
With penalty	381	355
Total	$2,551	$3,245

Scheduled, at March 31,	$12,485	$20,487
Percentage of scheduled withdrawals in end of period capital	22.7%	30.9%

Scheduled withdrawals of limited partners’ capital in periods as of and after March 31, 2023 are presented in the following table ($ in thousands).

2023	$5,189
2024	4,083
2025	1,934
2026	952
2027	299
Thereafter	28
Total	$12,485

Scheduled withdrawals of limited partners’ capital of approximately $131 thousand are subject to early withdrawal penalties as the limited partners elected the accelerated payout option as permitted in the Partnership Agreement.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2023 (unaudited)

Other related party transactions

-
Payable to/receivable from related parties

From time to time, in the normal course of business operations, the partnership may have payables to and/or receivables from related parties. At March 31, 2023, the partnership had a payable to related parties of approximately $2.7 million consisting primarily of quarterly withdrawals of approximately $2.5 million, monthly distributions – for those partners electing such distributions – of approximately $118 thousand, and accounts payable due to the manager of approximately $65 thousand. The receivables from related parties of approximately $20 thousand consisted of accounts receivable from a related fund at March 31, 2023. The related party transactions were settled in May 2023.

At December 31, 2022, the payable to related parties of approximately $154 thousand consisted of accounts payable and cost reimbursements to the manager. At December 31, 2022, the receivable from related parties of approximately $68 thousand consisted of accounts receivable from related mortgage funds. The related party transactions were settled in March 2023.

-
Loan transactions with related parties

In the ordinary course of business, performing loans may be transferred by executed assignment, in-part or in-full, between the RMC managed mortgage funds at par, which approximates fair value.

In the three months ended March 31, 2023, RMI VIII transferred to related mortgage funds five loans with aggregate principal of approximately $4 million at par value, which approximates fair value. The related mortgage fund paid cash for the loans and RMI VIII has no continuing involvement with the loans. No loans were transferred from related mortgage funds to RMI VIII.

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

The partnership’s loans are all secured by real estate in coastal California metropolitan areas, which is a strategic market. The portfolio segments are first and second trust deeds mortgages and the key credit quality indicator is the LTV ratio. First mortgages are predominant, but second lien deeds of trust are not infrequent nor insignificant. First-mortgage loans comprised 95% of the portfolio at March 31, 2023 (93% at December 31, 2022).

Secured loans unpaid principal balance (principal)

Secured loan transactions for the three months ended March 31 are summarized in the following table ($ in thousands).

	2023
	Total	First Trust Deeds	Second Trust Deeds
Principal, beginning of period	$60,088	$55,803	$4,285
Loans funded	5,700	4,200	1,500
Principal collected	(3,853)	(2,749)	(1,104)
Loans transferred to related mortgage fund	(3,956)	(2,024)	(1,932)
Principal, end of period	$57,979	$55,230	$2,749

During the three months ended March 31, 2023, the partnership extended one maturing loan with aggregated principal of approximately $1.3 million, which is not included in the activity shown in the table above. The loan was extended for one year, and was current and deemed well collateralized (i.e., the LTV for the collateral was within lending guidelines). Interest rates charged to borrowers may be adjusted in conjunction with the loan extensions to reflect current market conditions.

As of March 31, 2023, there were no commitments to lend outstanding and no construction or rehabilitation loans outstanding.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2023 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	March 31,	December 31,
	2023	2022
Number of secured loans	16	21
First trust deeds	14	18
Second trust deeds	2	3

Secured loans – principal	$57,979	$60,088
First trust deeds	$55,230	$55,803
Second trust deeds	$2,749	$4,285

Secured loans – lowest interest rate (fixed)	7.3%	7.3%
Secured loans – highest interest rate (fixed)	12.0%	10.8%

Average secured loan – principal	$3,624	$2,861
Average principal as percent of total principal	6.2%	4.8%
Average principal as percent of partners’ capital, net of formation loan	7.0%	5.3%
Average principal as percent of total assets	5.4%	4.3%

Largest secured loan – principal	$9,000	$9,000
Largest principal as percent of total principal	15.5%	15.0%
Largest principal as percent of partners’ capital, net of formation loan	17.4%	16.6%
Largest principal as percent of total assets	13.4%	13.4%

Smallest secured loan – principal	$637	$437
Smallest principal as percent of total principal	1.1%	0.7%
Smallest principal as percent of partners’ capital, net of formation loan	1.2%	0.8%
Smallest principal as percent of total assets	0.9%	0.7%

Number of California counties where security is located	8	10
Largest percentage of principal in one California county	30.4%	30.7%

As of March 31, 2023, 11 loans with principal of approximately $43.3 million provide for monthly payments of interest only, with the principal due at maturity, and 5 loans with principal of approximately $14.6 million (representing approximately 25% of the aggregate principal of the partnership’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity.

As of March 31, 2023, there were two loans in second lien position. The aggregate principal of these loans is approximately $2.8 million and the weighted average LTV at loan closing is 50.5% . Both loans were performing as of March 31, 2023.

As of March 31, 2023, there are four loans each with principal in excess of 10% of the total outstanding principal. The aggregate principal of these loans is approximately $32.1 million and the weighted average LTV at loan closing is 54.2%. The loans were in first lien position.

•
The partnership’s largest loan, with principal of approximately $9 million (LTV 61%) is secured by an office building in the City of Orange in Orange County, bears an interest rate of 7.99% and matures on September 1, 2025.
•
The second loan, with principal of approximately $8.8 million (LTV 26%) is secured by a commercial building in the City of Santa Clara in Santa Clara County, bears an interest rate of 8.375% and matures on July 1, 2027.
•
The third loan, with principal of approximately $8 million (LTV 62%) is secured by a commercial building in the City and County of San Francisco, bears an interest rate of 8.375% and matured on April 1, 2023.
•
The fourth loan, with principal of approximately $6.3 million (LTV 75%) is secured by a multifamily building in the City and County of San Francisco, bears an interest rate of 7.75% and matured on April 1, 2023.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2023 (unaudited)

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	March 31, 2023			December 31, 2022
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(1)	2	$3,354	6%	4	$5,874	10%
Multi-family	2	7,550	13	3	8,326	14
Commercial	10	45,774	79	12	44,587	74
Land	2	1,301	2	2	1,301	2
Total principal, secured loans	16	$57,979	100%	21	$60,088	100%

(1)
Single family includes 1-4 unit residential buildings, condominium units, townhouses and condominium complexes. At March 31, 2023, single family consists of 2 loans with aggregate principal of approximately $ 3.4 million that are non-owner occupied. At December 31, 2022, single family consisted of 4 loans with aggregate principal of approximately $5.9 million that were non-owner occupied.

Lien position/LTV at origination

At funding, secured loans had the lien positions presented in the following table ($ in thousands).

	March 31, 2023			December 31, 2022
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	14	$55,230	95%	18	$55,803	93%
Second trust deeds	2	2,749	5	3	4,285	7
Total principal, secured loans	16	57,979	100%	21	60,088	100%
Liens due other lenders at loan closing		9,681			8,956
Total debt		$67,660			$69,044
Appraised property value at loan closing		$137,894			$138,924
LTV (weighted average) at loan closing		54.5%			55.4%

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2023 (unaudited)

Distribution of secured loans-principal by California counties

The distribution of secured loans within California by counties is presented in the following table ($ in thousands).

	March 31, 2023		December 31, 2022
	Principal	Percent	Principal	Percent
San Francisco Bay Area(2)
San Francisco	$17,645	30.4%	$18,425	30.7%
San Mateo	—	0.0	2,519	4.2
Santa Clara	12,249	21.1	12,266	20.4
Solano	3,550	6.1	3,550	5.9
Marin	1,500	2.6	1,099	1.8
Alameda	1,249	2.2	1,687	2.8
	36,193	62.4	39,546	65.8

Stanislaus	1,301	2.2	1,301	2.2
Northern California Total	37,494	64.6	40,847	68.0

Southern California Coastal
Los Angeles	4,685	8.1	5,597	9.3
Orange	15,800	27.3	11,600	19.3
Santa Barbara	—	0.0	2,044	3.4
Southern California Total	20,485	35.4	19,241	32.0
Total principal, secured loans	$57,979	100.0%	$60,088	100.0%

(2)
Includes the Silicon Valley

Scheduled maturities/Secured loans-principal

Secured loans scheduled to mature in periods as of and after March 31, 2023 are presented in the following table ($ in thousands).

				First Trust Deeds		Second Trust Deeds
	Loans	Principal	Percent	Loans	Principal	Loans	Principal
2023 (scheduled to mature after March 31)	6	$23,062	40%	6	$23,062	—	$—
2024	4	7,614	13	3	6,114	1	1,500
2025	1	9,000	16	1	9,000	—	—
2026	1	1,249	2	—	—	1	1,249
2027	2	12,369	21	2	12,369	—	—
Total scheduled maturities	14	53,294	92	12	50,545	2	2,749
Matured(3)	2	4,685	8	2	4,685	—	—
Total principal, secured loans	16	$57,979	100%	14	$55,230	2	2,749

(3)
See Delinquency/Secured loans with payments in arrears below for additional information on matured loans.

Scheduled maturities are presented based on the most recent in-effect agreement with the borrower, including forbearance agreements. As a result, matured loans at March 31, 2023, for the scheduled maturities table may differ from the same captions in the tables of delinquencies and payments in arrears that are based on the loan terms and do not consider forbearance agreements. For matured loans, the partnership may continue to accept payments while pursuing collection of principal or while negotiating an extension of the maturity date.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2023 (unaudited)

Delinquency/Secured loans

Secured loans principal summarized by payment-delinquency status are presented in the following table ($ in thousands).

	March 31, 2023		December 31, 2022
	Loans	Principal	Loans	Principal
Current	11	$40,599	18	$54,359
Past Due
30-89 days	3	11,555	—	—
90-179 days	1	2,105	2	2,009
180 or more days	1	3,720	1	3,720
Total past due	5	17,380	3	5,729
Total principal, secured loans	16	$57,979	21	$60,088

At March 31, 2023 and December 31, 2022, there were no loan forbearance agreements in effect. All five loans past due at March 31, 2023 were in first lien position and had principal payments in arrears of approximately $4.7 million.

Delinquency/Secured loans with payments in arrears

Payments in arrears for secured loans (5 loans) at March 31, 2023 are presented in the following tables ($ in thousands).

	Loans		Principal		Interest(4)
At March 31, 2023	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	1	2	$965	$—	$—	$73	$1,038
90-179 days (4-6 payments)	—	1	—	2	—	55	57
180 or more days (more than 6 payments)	1	—	3,720	—	533	—	4,253
Total past due	2	3	$4,685	$2	$533	$128	$5,348

(4)
Interest for March 2023 is due on April 1, 2023 and is not included in the amounts of payments in arrears at March 31, 2023.

Secured loans with payments in arrears, principal by LTV and lien position at March 31, 2023 are presented in the following table ($ in thousands). The LTVs shown in this table use the appraisals at origination of the loans.

	Secured loans with payments in arrears, principal
LTV(5)	First trust deeds	Percent(6)	Second trust deeds	Percent(6)	Total Principal	Percent(6)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	3,565	6.1	—	0.0	3,565	6.1
60-69%	11,710	20.2	—	0.0	11,710	20.2
Subtotal <70%	15,275	26.3	—	0.0	15,275	26.3

70-79%	2,105	3.6	—	0.0	2,105	3.6
Subtotal <80%	17,380	29.9	—	0.0	17,380	29.9

≥80%	—	0.0	—	0.0	—	0.0

Total	$17,380	29.9%	$—	0.0%	$17,380	29.9%

(5)
LTV classifications in the table above are based on principal, advances and interest unpaid at March 31, 2023.
(6)
Percent of total principal, secured loans ($57.9 million) at March 31, 2023.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2023 (unaudited)

Non-accrual status/Secured loans

Secured loans in non-accrual status are summarized in the following table ($ in thousands).

	March 31, 2023	December 31, 2022
Number of loans	—	1
Principal		$3,720
Advances		60
Accrued interest(7)		233
Total recorded investment		$4,013
Foregone interest		$233

(7)
Accrued interest in the table above is the amount of interest accrued prior to the loan being placed on non-accrual status, net of any payments subsequently.

In conjunction with the adoption of ASC 326 (CECL), the partnership changed its guidelines for non-accrual status and recognized a cumulative-effect adjustment (with an increase to partners’ capital) of $233 thousand to recognize previously foregone interest for loans designated non-accrual at December 31, 2022. In periods prior to January 1, 2023, loans were placed on non-accrual status if 180 days delinquent or earlier if management determined that the primary source of repayment would come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan was no longer considered well-secured.

Provision/allowance for credit losses

Activity in the allowance for credit losses for the three months ended March 31 is presented in the following table ($ in thousands).

	2023			2022
	Principal and Advances	Interest	Total	Principal and Advances	Interest	Total
Balance, December 31	$30	$25	$55	$30	$25	$55
Adoption of ASC 326 (CECL)	30	35	65	—	—	—
Balance, January 1	60	60	120	30	25	55
Provision (recovery) for credit losses	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—
Balance, March 31	$60	$60	$120	$30	$25	$55

Each secured loan is reviewed quarterly for its delinquency, LTV adjusted for the most recent valuation of the underlying collateral, remaining term to maturity, borrower’s payment history and other factors.

In periods prior to January 1, 2023, the partnership followed the incurred loss model for recognition of credit losses and had recorded an allowance for loan losses of principal and interest totaling approximately $55 thousand to cover incurred, but not known, eventualities that occur from time to time, even though the secured loans had protective equity such that collection was deemed probable for all recorded amounts due on the loan. Such eventualities include the manager deeming it in the best interest of the partnership to agree to concessions to borrowers and/or senior-lien lenders to facilitate a refinance or a sale of the collateral primarily for secured loans in second lien position.

In conjunction with the adoption of ASC 326 (CECL), the partnership recognized a cumulative-effect adjustment (with a decrease to partners’ capital) of $65 thousand to the allowance for credit losses to recognize lifetime expected credit losses for secured loans at December 31, 2022. The limited number of loans (16) – aided by the fact that four (4) of the loans comprise a significant portion of loan principal (approximately $32.1 million of the $58 million of loan principal) and the short terms for which the loans are written - enabled the manager to do a loan-by-loan analysis to determine the risk of loss.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2023 (unaudited)

The analysis included projecting the outstanding principal for loans – individually and in total, by lien position – until maturity to determine the count, amount and weighted average LTV of the loans for future quarter and year ends.

				First Trust Deeds			Second Trust Deeds
	Loans	Principal	LTV(9)	Loans	Principal	LTV(9)	Loans	Principal	LTV(9)
2023(8)	8	$30,232	36.7%	6	$27,483	36.4%	2	$2,749	40.2%
2024	4	22,619	47.0	3	21,369	46.0	1	1,250	63.6
2025	3	13,619	37.8	2	12,369	35.2	1	1,250	63.6
2026	2	12,369	35.2	2	12,369	35.2	—	—	0.0
2027	—	—	0.0	—	—	0.0	—	—	0.0

(8)
For purposes of this analysis, loans past maturity as of March 31, 2023, and loans subsequently maturing are expected to be paid by the calendar year end.
(9)
The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

As indicated by the tables above, there is no future period covered in the analysis – nor is there any individual loan – in which a real estate market decline in values is likely to occur that would be sufficient to offset the substantial protective equity in the secured-loan portfolio (and in the individual loans) sufficient to put at risk collection of amounts owed under the notes, secured by the deeds of trust. In arriving at the determination, the manager consulted a range of banking/industry and academic studies and forecasts.

In performing the analysis, the manager considered the vintages in which the secured loans originated. The ultimate collectability of the amounts owed is reliant on the estimation of the fair value of the real property collateral securing the loans. Such estimation is not variant by vintage. Further there is no evidence, nor any indication in the analysis, that the ultimate collectability of the amounts owed fluctuates with the time on file or vintage. Such considerations are consistent with the ‘no-credit-losses’ experience of the partnership over the preceding 5+ years.

	Secured loans, principal
LTV(10)	First trust deeds	Percent	Count	Second trust deeds	Percent	Count	Total principal	Percent
<40%	$13,019	22.5%	2	1,500	2.6%	1	$14,519	25.1%
40-49%	664	1.1	1	—	0.0	—	664	1.1
50-59%	7,115	12.3	3	—	0.0	—	7,115	12.3
60-69%	22,597	39.0	5	1,249	2.1	1	23,846	41.1
Subtotal <70%	43,395	74.9	11	2,749	4.7	2	46,144	79.6

70-79%	11,835	20.4	3	—	0.0	—	11,835	20.4
Subtotal <80%	55,230	95.3	14	2,749	4.7	2	57,979	100.0

≥80%	—	0.0	—	—	0.0	—	—	0.0

Total	$55,230	95.3%	14	$2,749	4.7%	2	$57,979	100.0%

(10)
LTV classifications in the table above are based on principal, advances and interest unpaid at March 31, 2023.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2023 (unaudited)

NOTE 5 – REAL ESTATE OWNED (REO) AND MORTGAGE PAYABLE

REO at March 31, 2023 was comprised of three properties with a carrying value of approximately $5.9 million.

•
In Los Angeles County (Hollywood Hills), two single-family residences on separate, adjoining parcels.
•
In San Francisco County, a real estate interest comprised of a condominium unit consisting of storage lockers and signage rights for the exterior façade of the building.

There were no REO transactions or valuation allowance adjustments during the three months ended March 31, 2023 and 2022.

The two Hollywood Hills single-family residences were acquired in June 2020 by foreclosure sales. The borrower contested the foreclosure sales by filing California state court actions. One of these actions was dismissed by the trial Court and the dismissal was appealed by the borrower. An Appellate Court affirmation of the dismissal is pending further potential appeal. The occupancy of one of the two properties is being contested. A remaining action (not related to property title) remains pending.

There is a mortgage note payable secured by a first trust deed on one of the Hollywood Hills properties that matures November 1, 2044. Principal was approximately $1.3 million at March 31, 2023. Monthly payments are approximately $8 thousand, with interest at 4.125% until October 31, 2024 after which interest is calculated at LIBOR plus 2.25%. As of March 31, 2023, payments on the mortgage note payable were paid through to September 30, 2022. Principal and interest in arrears (5 payments as of March 31, 2023; 6 months of interest) approximated $52 thousand (interest payable approximated $28 thousand). At March 31, 2023, accrued liabilities includes accrued property taxes of approximately $22 thousand and prepaid insurance of approximately $4 thousand. Accounts payable at March 31, 2023 includes $231 thousand for negative escrow and unpaid late charges.

REO at March 31, 2022 was comprised of the three properties above and two other properties with a total carrying value of approximately $8.3 million.

•
In San Francisco County, 1 residential unit in a condominium complex.
•
In Stanislaus County, approximately 14 acres of undeveloped land zoned commercial.

REO, net

REO, net (in operations expense/holding costs) were $54 thousand and $84 thousand for the three months ended March 31, 2023 and 2022, respectively, and was net of other income principally of month-to-month rents received of approximately $3 thousand for the three months ended March 31, 2023 and 2022 for unit-storage lockers and signage in San Francisco County.

NOTE 6 – FAIR VALUE

The following methods and assumptions are used when estimating fair value (Level 3 inputs).

Secured loans/performing

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

Secured loans, with payments in arrears

The fair value of secured non-performing loans is the lesser of the fair value of the collateral or the enforceable amount of the note. Secured non-performing loans are collateral dependent because it is expected that the primary source of repayment will not be from the borrower but rather from the collateral. The fair value of the collateral is determined on a nonrecurring basis by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values and publicly available information on in-market transactions (Level 3 inputs). When the fair value of the collateral exceeds the enforceable amount of the note, the borrower is likely to redeem the note. Accordingly, third party market participants would generally pay the fair value of the collateral, but no more than the enforceable amount of the note.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2023 (unaudited)

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

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2023 (unaudited)

NOTE 7 – LINE OF CREDIT

Activity involving the line of credit for the three months ended March 31 is presented in the following table ($ in thousands).

	2023	2022
Balance, January 1	$10,000	$—
Draws	—	10,800
Repayments	—	(1,000)
Balance, March 31,	$10,000	$9,800
Line of credit - average daily balance	$10,000	$3,758

In March 2020, RMI VIII entered into a revolving line of credit and term loan agreement with Western Alliance Bank (“bank”) which is governed by the terms of the Business Loan Agreement (Revolving Line of Credit and Term Loan Agreement) between the bank and the partnership (“original credit agreement”), which was amended and modified by the First Loan Modification Agreement made effective March 4, 2022 (the “modification agreement” and together with the original credit agreement, the “credit agreement of 2022”).

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

If the partnership does not maintain the required compensating balance with a minimum daily average of $1.0 million for the calendar quarter, the interest rate automatically increases by one-quarter of one percent (0.25%) above that rate which would otherwise be applicable for the next calendar quarter retroactive to the beginning of the calendar quarter in which the compensating balance is not maintained. At March 31, 2023, the interest rate was eight and fourteen one-hundredths percent (8.14%).

For each calendar quarter during which the aggregate average daily outstanding principal is less than fifty percent (50%) of the maximum principal of $10 million, there is a quarterly unused line fee equal to one-half of one percent (0.50%) per annum of the average daily difference between the average principal outstanding and fifty percent (50%) of the maximum principal of $10 million.

Advances on the line of credit are to be used exclusively to fund secured loans. The credit agreement provides for customary financial and borrowing base reporting by RMI VIII to the lending bank and specifies that the partnership shall maintain (i) minimum tangible net worth of $50 million, net of amounts due from related companies; (ii) debt service coverage ratio at all times of not less than 2.00 to 1.00; and (iii) loan payment delinquency of less than ten percent (10.0%) at calendar quarter-end, calculated as the principal of loans with payments over 61-days past due as determined by the lending bank’s guidance, less loan loss allowances, divided by total principal of the partnership’s loans. The loan agreement provides that in the event the loan payment delinquency rate exceeds 10.0% as of the end of any quarter (10.05% at March 31, 2023), the bank will cease to make any further advances until compliant with the covenant but agrees not to accelerate repayment of the loan.

At March 31, 2023 and December 31, 2022, aggregate principal of pledged loans was approximately $21.1 million and $23.2 million, respectively, with a maximum allowed advance thereon of approximately $10 million, subject to the borrowing base calculation.

The debt issuance costs from the original credit agreement were fully amortized in March 2022. Debt issuance costs of approximately $57 thousand from the modification agreement are being amortized over its two-year term. Amortized debt issuance costs included in interest expense approximated $7 thousand and $14 thousand for the three months ended March 31, 2023 and 2022, respectively.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2023 (unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN AND REO COMMITMENTS

Commitments

Note 3 (General Partners and Other Related Parties) presents detailed discussion of the partnership’s contractual obligations to RMC and detail of scheduled withdrawals of limited partners’ capital at March 31, 2023.

Legal proceedings

As of March 31, 2023, the partnership is not involved in any legal proceedings or governmental proceedings other than those that would be considered part of the normal course of business.

In the normal course of its business, the partnership may become involved in legal proceedings (such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc.) to collect the debt owed under the promissory notes, to enforce the provisions of the deeds of trust, to protect its interest in the real property subject to the deeds of trust and to resolve disputes with borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the partnership (i.e., exceeding ten percent of the partnership’s consolidated current assets).

NOTE 9 – SUBSEQUENT EVENTS

On May 19, 2023, the partnership filed a Consent Solicitation Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 with the SEC in connection with a proposed solicitation of consents from the limited partners to dissolve the partnership, liquidate its assets and wind up its affairs pursuant to a Plan of Dissolution (the “Plan”). If approved by an affirmative majority of the limited partnership interests, the partnership will not be immediately terminated, but will continue until its affairs have been wound up. The partnership will cease making new loans and will only engage in business activities necessary or convenient to wind-up the partnership’s business and distribute partnership assets in accordance with the Plan, the Partnership Agreement and applicable law. RMC will continue as the manager of the partnership until the complete liquidation of the partnership’s assets and the termination of the partnership. See “Term of the partnership” in Note 1 (Organizational and General) for detail on the Plan.

The manager evaluated events subsequent to March 31, 2023 and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the unaudited consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the partnership’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.

Forward-Looking Statements

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), including statements regarding the partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” “possible” or similar terms or variations on those terms or the negative of those terms. Forward-looking statements include statements regarding trends in the California real estate market, future interest rates and economic conditions and their effect on the partnership and its assets, estimates as to the allowance for credit losses, estimates of future withdrawals of units, future funding of loans by the partnership, and beliefs relating to how the partnership will be affected by current economic conditions and trends in the financial and credit markets. Actual results may be materially different from what is projected by such forward-looking statements, therefore, you should not place undue reliance on forward-looking statements which reflect our view only as of the date hereof.

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

On May 19, 2023, the partnership filed a Consent Solicitation Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 with the SEC in connection with a proposed solicitation of consents from the limited partners to dissolve the partnership, liquidate its assets and wind up its affairs pursuant to a Plan of Dissolution (the “Plan”). If approved by an affirmative majority of the limited partnership interests, the partnership will not be immediately terminated, but will continue until its affairs have been wound up.

See Note 1 (Organization and General) to the consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q for additional detail on the organization and operations of RMI VIII.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions about the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Such estimates relate principally to the determination of the allowance for credit losses, including determining the fair value of the collateral, and the valuation of real estate owned. Actual results could differ significantly from these estimates.

Accounting policies are an integral part of our consolidated financial statements. For a summary of our critical accounting policies, see “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2022.

Adoption of ASC 326 (CECL)

As of January 1, 2023, the partnership adopted Accounting Standards Codification 326, Financial Instruments – Credit Losses using the modified retrospective approach, which requires a lifetime, current expected credit loss (CECL) measurement objective for the recognition of credit losses at the time a loan is originated or acquired. The allowance for credit losses is adjusted each period for changes in expected lifetime credit losses for loans and accrued interest. The determination of the amount of the allowance for credit losses considers historical loss experience, current fair value of collateral and the resultant LTV, current real estate and financial markets, as well as reasonable and supportable forecasts about future economic scenarios. The forward-looking estimates consider the likelihood that any combination of events would adversely impact economic conditions and real estate markets in California such that the substantial protective equity existing for the loans would no longer be sufficient to collect the recorded amounts of principal, advances and accrued interest due on the loan.

In conjunction with the adoption of CECL, the partnership changed its guidelines for non-accrual status and recognized a cumulative-effect adjustment with a net increase to partners’ capital of $168 thousand, consisting of an increase to the allowance for credit losses of $65 thousand to recognize lifetime expected credit losses for secured loans at December 31, 2022, and the recognition of $233 thousand of previously foregone interest for loans designated non-accrual at December 31, 2022. The limited number of loans (16) – aided by the fact that four (4) of the loans comprise a significant portion of loan principal (approximately $32.1 million of the $58 million of loan principal) and the short terms for which the loans are written - enabled the manager to do a loan-by-loan analysis to determine the risk of loss.

There is no future period covered in the analysis - nor is there any individual loan - in which a real estate market decline in values (likely to occur) would be sufficient to offset the substantial protective equity in the secured-loan portfolio (and in the individual loans) sufficient to put at risk collection of amounts owed under the notes, secured by the deeds of trust. In arriving at the determination, the manager consulted a range of banking/industry and academic studies and forecasts.

In performing the analysis, the manager considered the vintages in which the secured loans originated. The ultimate collectability of the amounts owed is reliant on the estimation of the fair value of the real property collateral securing the loans. Such estimation is not variant by vintage. Further there is no evidence, nor any indication in the analysis, that the ultimate collectability of the amounts owed fluctuates with the time on file or vintage. Such considerations are consistent with the ‘no-credit-losses’ experience of the partnership over the preceding 5+ years.

Loans on non-accrual status

Loans are placed on non-accrual status if management determines that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (i.e., a notice of sale is filed and/or when the borrower files for bankruptcy) or when the loan is no longer considered well-secured (i.e., the LTV for the loan based on the estimated net realizable value of the collateral and the total owing of principal, advances and accrued interest (at the note rate) is at or greater than eighty percent (80%), seventy-five percent (75%) for lands outside of metropolitan areas).

In periods prior to January 1, 2023, loans were placed on non-accrual status if 180 days delinquent or earlier if management determined that the primary source of repayment would come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan was no longer considered well-secured.

There were no other material changes to our critical accounting policies since our annual report on Form 10-K.

Results of Operations

The following discussion describes our results of operations for the three months ended March 31, 2023.

Key performance indicators

Key performance indicators as of and for the three months ended March 31, 2023 and 2022 are presented in the following table ($ in thousands).

	2023	2022
Limited partners’ capital – end of period	$55,090	$66,348
Limited partners’ capital – average balance	$56,353	$67,952

Limited partners’ capital – withdrawals(1)	$2,551	$3,245

Secured loans principal – end of period balance	$57,979	$57,205
Secured loans principal – average daily balance	$58,942	$60,785

Number of first trust deeds	14	23
Principal – first trust deeds	$55,230	$42,398
Weighted average LTV – first trust deeds(2)	54.7%	62.7%

Number of second trust deeds	2	5
Principal – second trust deeds	$2,749	$14,807
Weighted average LTV – second trust deeds(2)	50.5%	53.9%

Interest income	$1,268	$1,320
Portfolio interest rate(3)	8.6%	8.6%
Effective yield rate(4)	8.6%	8.7%

Line of credit – end of period	$10,000	$9,800
Line of credit – average daily balance(5)	$10,000	$3,758

Mortgages payable – end of period	$1,347	$1,453
Mortgages payable – average daily balance (6)	$1,347	$1,453

Average interest rate – line of credit	7.8%	5.0%
Interest expense
Line of credit	$201	$60
Mortgages payable	$14	$15

Provision for (recovery of) loan losses	$—	$—

Operations expense	$990	$899

Net income	$66	$350
Percent(7)(8)	0.5%	2.0%

(1)
Scheduled withdrawals of limited partner capital as of March 31, 2023 were approximately $12.5 million (approximately $20.5 million as of December 31, 2022).
(2)
The LTVs use the appraisals at origination of the loans.
(3)
Stated note interest rate, weighted daily average (annualized)
(4)
Percent secured loans principal – average daily balance (annualized)
(5)
See Note 7 (Line of Credit) to the consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q for a presentation of the activity and discussion of the terms and conditions of the loan agreement.
(6)
In June 2020, the partnership acquired by foreclosure sale two adjoining properties subject to two first mortgages. See Note 5 (Real Estate Owned (REO) and Mortgages Payable) to the consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q for a presentation of the activity and of the terms and conditions of the mortgages payable.
(7)
Percent of limited partners’ capital – average balance (annualized)
(8)
Percent based on the net income available to limited partners (excluding 1% of income and losses allocated to general partners)

Limited partners’ capital and limited partners’ capital – withdrawals

Limited partners’ capital and capital available to lend are declining due to partner withdrawals exceeding the net income retained in limited partners’ capital accounts. Limited partners’ capital declined approximately $2.7 million in the three months ended March 31, 2023.

Withdrawals of limited partners’ capital for the three months ended March 31, 2023 and 2022 are presented in the following table ($ in thousands).

Withdrawals	2023	2022
Without penalty	$2,170	$2,890
With penalty	381	355
Total	$2,551	$3,245

Scheduled, at March 31,	$12,485	$20,487
Percentage of scheduled withdrawals in end of period capital	22.7%	30.9%

Scheduled withdrawals of limited partners’ capital in periods as of and after March 31, 2023 are presented in the following table ($ in thousands).

2023	$5,189
2024	4,083
2025	1,934
2026	952
2027	299
Thereafter	28
Total	$12,485

Of the scheduled withdrawals of approximately $12.5 million, approximately $131 thousand are subject to early withdrawal penalties as of March 31, 2023.

Secured loans

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., property value to outstanding debt) as indicated by our overall conservative weighted-average loan-to-value ratio (LTV) at time of origination which at March 31, 2023 was 54.5%. Thus, based on the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 45.5% in the property, and we as lenders have loaned in the aggregate 54.5% (including other senior liens on the property, for other than first-lien loans) against the properties we hold as collateral for the repayment of our loans.

Secured loans, principal by LTV and lien position at March 31, 2023 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Secured loans, principal
LTV(1)	First trust deeds	Percent	Second trust deeds	Percent	Total principal	Percent
<40%	$13,019	22.5%	$1,500	2.6%	$14,519	25.1%
40-49%	664	1.1	—	0.0	664	1.1
50-59%	7,115	12.3	—	0.0	7,115	12.3
60-69%	22,597	39.0	1,249	2.1	23,846	41.1
Subtotal <70%	43,395	74.9	2,749	4.7	46,144	79.6

70-79%	11,835	20.4	—	0.0	11,835	20.4
Subtotal <80%	55,230	95.3	2,749	4.7	57,979	100.0

≥80%	—	0.0	—	0.0	—	0.0

Total	$55,230	95.3%	$2,749	4.7%	$57,979	100.0%

(1)
LTV classifications in the table above are based on principal, advances and interest unpaid at March 31, 2023.

Loans with payments in arrears, principal by LTV and lien position at March 31, 2023 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Secured loans with payments in arrears, principal
LTV(2)	First trust deeds	Percent(3)	Second trust deeds	Percent(3)	Total Principal	Percent(3)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	3,565	6.1	—	0.0	3,565	6.1
60-69%	11,710	20.2	—	0.0	11,710	20.2
Subtotal <70%	15,275	26.3	—	0.0	15,275	26.3

70-79%	2,105	3.6	—	0.0	2,105	3.6
Subtotal <80%	17,380	29.9	—	0.0	17,380	29.9

≥80%	—	0.0	—	0.0	—	0.0

Total	$17,380	29.9%	$—	0.0%	$17,380	29.9%

(2)
LTV classifications in the table above are based on principal, advances and interest unpaid at March 31, 2023.
(3)
Percent of secured loan principal, end of period balance.

Payments in arrears for non-performing secured loans (i.e., principal and interest payments past due 30 or more days) at March 31, 2023, totaled approximately $5.3 million of which $4.7 million was principal, and approximately $661 thousand was accrued interest. Almost the entire principal in arrears was loans past maturity, all of which were in first lien position.

See Note 4 (Loans) to the consolidated financial statements included in Part I, Item 1 of this report for detail of the secured loan portfolio, including loan characteristics, scheduled maturities, delinquency and payments in arrears, loans in non-accrual status and the allowance for credit losses.

Performance overview/net income 2023 v. 2022

Net income available to limited partners as a percent of limited partners’ capital – average daily balance (annualized) was 0.5% and 2.0% for the three months ended March 31, 2023 and 2022, respectively. Net income decreased approximately $284 thousand (81.1%) for the three months ended March 31, 2023 as compared to the same period in 2022, primarily due to the reduction in net interest income of approximately $192 thousand (15.4%) and an increase in operations expense of approximately $91 thousand (10.1%).

Analysis and discussion of income from operations 2023 v. 2022 (three months ended)

Significant changes to net income for the three months ended March 31, 2023 compared to the same period in 2022 are summarized in the following table ($ in thousands).

		Provision for
	Net interest	(recovery of)	Operations	Net
	income	credit losses	expense	income
Three months ended
March 31, 2023	$1,053	—	990	$66
March 31, 2022	1,245	—	899	350
Change	$(192)	—	91	$(284)

Change
Decrease secured loans principal - average daily balance	(40)	—	(2)	(38)
Effective yield rate	(13)	—	—	(13)
Amortization of debt issuance costs	7	—	—	7
Interest on line of credit	(147)	—	—	(147)
Interest on mortgages payable assumed at foreclosure	1	—	—	1
Decrease limited partners' capital - average balance	—	—	(25)	25
Increase in allocable expenses from the manager	—	—	17	(17)
Legal, audit and consulting	—	—	78	(78)
Timing of services rendered	—	—	21	(21)
REO sales, net	—	—	—	—
REO holding costs	—	—	(30)	30
Late fees	—	—	—	(1)
Other	—	—	32	(32)
Change	$(192)	—	91	$(284)

The table above displays only significant changes to net income for the period and is not intended to cross foot.

Net interest income

Net interest income decreased approximately $192 thousand (15.4%) for the three months ended March 31, 2023 compared to the same period in 2022. The decrease in net interest income is due primarily to (i) an increase in interest expense due to an increase in the line of credit – average daily balance and a rapid increase in interest rates, offset in part by a decrease in amortized debt issuance costs and (ii) due to a decrease in interest income of approximately $52 thousand (3.9%) resulting from the decrease in the secured loans principal – average daily balance of approximately $1.8 million (3%). The line of credit - average daily balance increased approximately $6.2 million (163.16%) for the three months ended March 31, 2023 compared to the same period in 2022, and the average interest rate on the line of credit increased 2.83 percent (56.6%) over the same period, resulting in an increase of approximately $147 thousand (312.8%) in interest expenses on the line of credit. See Key performance indicators table included above in Item 2 of this report for specific details of average interest rate on the line of credit.

Provision (recovery)/allowance for credit losses

In conjunction with the adoption of ASC 326 (CECL), the partnership recognized a cumulative-effect adjustment to partners’ capital of $65 thousand to recognize lifetime expected credit losses for secured loans at December 31, 2022. The limited number of loans (16) – aided by the fact that four (4) of the loans comprise a significant portion of loan principal (approximately $31 million of the $55 million of loan principal) and the short terms for which the loans are written - enabled the manager to do a loan-by-loan analysis to determine the risk of loss. The analysis included projecting the outstanding principal for loans – individually and in total, by lien position – until maturity to determine the count, amount and weighted average LTV of the loans for future quarter and year ends.

See Note 4 (Loans) to the consolidated financial statements included in Part I, Item 1 of this report for a detailed presentation of allowance for credit losses.

Operations expense

Significant changes to operations expense for the three months ended March 31, 2023 compared to the same period in 2022 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs
	servicing	management	from	Professional
	fees	fees	RMC	services	REO, net	Other	Total
Three months ended
March 31, 2023	$221	54	178	473	54	10	$990
March 31, 2022	223	65	175	351	84	1	899
Change	$(2)	(11)	3	122	(30)	9	$91

Change
Decrease secured loans principal - average daily balance	(2)	—	—	—	—	—	(2)
Decrease limited partners' capital - average balance	—	(11)	(14)	—	—	—	(25)
Increase in allocable expenses from the manager	—	—	17	—	—	—	17
Legal, audit and consulting	—	—	—	78	—	—	78
Timing of services rendered	—	—	—	21	—	—	21
REO holding costs	—	—	—	—	(30)	—	(30)
Other	—	—	—	23	—	9	32
Change	$(2)	(11)	3	122	(30)	9	$91

Mortgage servicing fees

The decrease in mortgage servicing fees of approximately $2 thousand for the three months ended March 31, 2023 as compared to the same period in 2022, was due to a decrease in the secured loans principal – average daily balance to approximately $58.9 million from approximately $60.8 million. Fees are charged by RMC at the annual rate of 1.5%.

Asset management fees

For the management of the partnership’s loan portfolio, the general partners are entitled to an Asset Management Fee in an amount up to 1/32 of 1% of the “net asset value” of the partnership (3/8 of 1% annually). The decrease in asset management fees for the three months ended March 31, 2023, as compared to the same period in 2022, was due to the decrease in limited partners’ capital – average balance to approximately $56.4 million from $68 million.

Costs from RMC

RMC is entitled to request reimbursement for operations expense incurred on behalf of RMI VIII, including without limitation, RMC’s personnel and non-personnel costs incurred for qualifying business activities, including investor services, accounting, tax and data processing, postage and out-of-pocket general and administration expenses. The increase in costs from RMC of approximately $3 thousand for the three months ended March 31, 2023 as compared to the same period in 2022 was due to an increase in allocable payroll and professional services of approximately $17 thousand, which was offset by a reduction of the partnership’s limited partners’ capital as a percent of the total capital of the related mortgaged funds managed by RMC of approximately $14 thousand.

Professional services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The increase in professional services of approximately $122 thousand for the three months ended March 31, 2023 compared to the same period in 2022 was due to (i) timing differences of services rendered partially as a result of prior year-end tasks completed in the three months ended March 31, 2023 and (ii) an increase in legal fees due to increased legal activities, in particular the proposal to dissolve the fund which was approximately $35 thousand in the three months ended March 31, 2023.

REO, net

The REO balance was approximately $5.9 million and $8.3 million at March 31, 2023 and 2022, respectively. There were no REO acquisitions in the three months ended March 31, 2023 and 2022.

The decrease in holding costs, net of other income when comparing the three months ended March 31, 2023 to the three months ended March 31, 2022 is due to a decrease in REO operating expenses of approximately $30 thousand due to the sale of REO in Stanislaus and San Francisco County during 2022. Holding costs, net of other income includes month-to-month rents received of approximately $3 thousand for the three months ended March 31, 2023 and 2022, for the unit-storage lockers and signage in San Francisco county.

See Note 5 (Real Estate Owned (REO) and Mortgages Payable) to the consolidated financial statements included in Part I, Item 1 of this report for detailed presentations of REO activity during the period.

Cash flows and liquidity

Cash flows by business activity for the three months ended March 31, 2023 and 2022 are presented in the following table ($ in thousands).

	Three Months Ended March 31 ,
	2023	2022
Limited partners’ capital
Withdrawals, net of early withdrawal fees	$—	$(3,208)
Early withdrawal penalties	(39)	(37)
Distributions	(89)	(308)
Cash (used in) limited partners' capital	(128)	(3,553)

Borrowings
Line of credit advances, net	—	9,800
Interest paid	(187)	(29)
Debt issuance costs paid - line of credit	—	(57)
Cash (used in) provided by borrowings	(187)	9,714

Loan earnings and payments
Interest received, net	1,020	1,055
Late fees and other loan income	1	21
Loans funded, net	(5,700)	(10,489)
Principal collected	3,853	2,355
Loans transferred to related mortgage fund	3,956	—
Advances (funded by) received from loans	(17)	91
Cash provided by (used in) loan production	3,113	(6,967)

REO
Holding costs	(50)	—
Cash (used in) REO operations and sales	(50)	—

RMC payments - formation loan	—	125

Operations expense, excluding REO holding costs	(877)	(801)

Net increase (decrease) in cash	$1,871	$(1,482)
Cash, end of period	$2,834	$2,421

Limited partners withdrawals of approximately $2.5 million and March limited partners distributions of approximately $118 thousand were paid out in April 2023, and are included in the balance sheet as distributions and withdrawals to limited partners as of March 31, 2023.

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

The partnership’s only obligation is to fund capital account withdrawal requests subject to cash available pursuant to the terms of the Partnership Agreement. RMI VIII’s cash balances are planned to be maintained at levels sufficient to support on-going operations and satisfy obligations. In the event the current level of withdrawal requests by limited partners continues, the general partners may elect to restrict or suspend future capital withdrawals, as permitted by the terms of the Partnership Agreement, in order to maintain sufficient levels of liquidity to meet future partnership requirements.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the manager’s or partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2023, the partnership was not involved in any legal proceedings or governmental proceedings other than those that would be considered part of the normal course of business. In the normal course of business, the partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce provisions of the deeds of trust, collect the debt owed under promissory notes or protect or recoup its investment from real property secured by the deeds of trust and resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the partnership (i.e., exceeding ten percent of the partnership’s consolidated current assets).

Item 1A. Risk Factors

Not included because the partnership is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of securities by the partnership which were not registered under the Securities Act of 1933.

Withdrawals are made once a quarter, on the last business day of the quarter. Withdrawals for the three months ended March 31, 2023 were approximately $2.6 million. The unit liquidation program is ongoing and available to partners beginning one year after the purchase of the units. The maximum number of units that may be withdrawn in any year and the maximum amount of withdrawals available in any period to partners are subject to certain limitations described in the Partnership Agreement.

Item 3. Defaults Upon Senior Securities

There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within thirty (30) days relating to indebtedness of the company.

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

REDWOOD MORTGAGE INVESTORS VIII, L.P., a California Limited Partnership
(Registrant)

Date: May 22, 2023	By:		Redwood Mortgage Corp., General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer), Director

Date: May 22, 2023	By:		Michael R. Burwell, General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	General Partner