Form 10-Q
period 2023-06-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2023-08-24
CIK 889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Part I –FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Consolidated Balance Sheets

June 30, 2023 and December 31, 2022 (unaudited)

($ in thousands)

	June 30,	December 31,
	2023	2022
ASSETS
Cash, in banks	$469	$963
Loans
Principal	57,292	60,088
Advances	109	59
Accrued interest	1,333	570
Prepaid interest	(340)	(496)
Loan balances secured by deeds of trust	58,394	60,221
Allowance for credit losses	(120)	(55)
Loan balances secured by deeds of trust, net	58,274	60,166

Receivable from related party (Note 3)	19	68

Real estate owned (REO), net	5,911	5,911

Debt issuance costs, net	21	36
Other assets	81	49
Total assets	$64,775	$67,193

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable	$358	$284
Payable to related party (Note 3)	52	154
Accrued liabilities	1,265	1,103
Line of credit	9,100	10,000
Promissory note to related party (Note 3)	3,300	—
Mortgage payable	1,319	1,347
Total liabilities	15,394	12,888

Commitments and Contingencies (Note 8)

Partners’ capital
Limited partners’ capital	52,691	57,616
General partners’ deficit	(608)	(609)
Total partners’ capital	52,083	57,007

Receivable from manager (formation loan)	(2,702)	(2,702)

Partners’ capital, net of formation loan	49,381	54,305

Total liabilities and partners’ capital	$64,775	$67,193

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Consolidated Statements of Income (Loss)

For the Three and Six Months Ended June 30, 2023 and 2022 (unaudited)

($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Interest income	$1,304	$1,286	$2,572	$2,606
Interest expense
Line of credit	(215)	(136)	(416)	(196)
Mortgages payable	(14)	(15)	(28)	(30)
Total interest expense	(229)	(151)	(444)	(226)
Net interest income	1,075	1,135	2,128	2,380
Late fees	3	22	6	26
Gain on sale, loans	—	81	—	81
Total revenue, net	1,078	1,238	2,134	2,487

Provision for credit losses	—	—	—	—

Operations expense
Mortgage servicing fees to Redwood Mortgage Corp.	217	237	438	460
Asset management fees to Redwood Mortgage Corp.	52	62	106	127
Costs from Redwood Mortgage Corp.	167	164	345	339
Professional services	256	207	729	558
Dissolution Consent Solicitation	353	—	353	—
REO, net (Note 5)	78	58	132	142
Other	3	18	13	19
Total operations expense	1,126	746	2,116	1,645

Net income (loss)	$(48)	$492	$18	$842

Net income (loss)
Limited partners (99%)	$(47)	$487	$18	$833
General partners (1%)	(1)	5	—	9
	$(48)	$492	$18	$842

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Consolidated Statements of Changes in Partners’ Capital

For the Three Months Ended June 30, 2023 (unaudited)

($ in thousands)

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, March 31, 2023	$55,090	$(607)	$54,483
Net loss	(47)	(1)	(48)
Distributions	(131)	—	(131)
Withdrawals	(2,221)	—	(2,221)
Balance, June 30, 2023	$52,691	$(608)	$52,083

For the Six Months Ended June 30, 2023 (unaudited)

($ in thousand)

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance at December 31, 2022	$57,616	$(609)	$57,007
Adoption of ASC 326	167	1	168
Balance, January 1, 2023	57,783	(608)	57,175
Net income	18	—	18
Distributions	(338)	—	(338)
Withdrawals	(4,772)	—	(4,772)
Balance, June 30, 2023	$52,691	$(608)	$52,083

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

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2023 and 2022 (unaudited)

($ in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Interest income received	$1,886	$2,407
Interest expense	(435)	(143)
Late fees and other loan income	6	(99)
Operations expense	(1,937)	(1,537)
Total cash (used in) provided by operating activities	(480)	628

Investing activities
Loans
Loans funded	(5,700)	(30,838)
Principal collected	4,540	15,866
Loans transferred to related mortgage fund	3,956	996
Loans sold to non-affiliate	—	6,583
Advances (funded) collected	(50)	88
Total - Loans	2,746	(7,305)
Total cash provided by (used in) investing activities	2,746	(7,305)

Financing activities
Partners' capital
Partner withdrawals, net of early withdrawal penalties	(4,723)	(6,510)
Early withdrawal penalties	(49)	(76)
Partner distributions	(360)	(596)
Cash distributions to partners, net	(5,132)	(7,182)
Line of credit
Advances	—	11,000
Repayments	(900)	(1,000)
Debt issuance costs	—	(57)
Cash (used in) provided by line of credit	(900)	9,943

Promissory note received from related party	3,300	1,000
Promissory note repaid to related party	—	(1,000)
Mortgages repaid	(28)	—
RMC payments - formation loan	—	334
Total cash (used in) provided by financing activities	(2,760)	3,095

Net (decrease) in cash	(494)	(3,582)
Cash, beginning of period	963	3,903
Cash, end of period	$469	$321

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2023 and 2022 (unaudited)

($ in thousands)

Reconciliation of net income to net cash (used in) provided by operating activities:

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$18	$842
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Gain on sale, loans	—	(81)
Amortization of debt issuance costs	14	21
Change in operating assets and liabilities
Loan payments in trust	—	(125)
Accrued interest	(530)	(200)
Prepaid interest	(155)	—
Receivable from related party	49	—
Other assets	(10)	55
Accounts payable and accrued liabilities	236	114
Payable to related party	(102)	2
Total cash (used in) provided by operating activities	$(480)	$628

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2023 (unaudited)

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

In the opinion of management of RMC, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly and accurately the consolidated financial information included therein. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results to be expected for the full year.

On June 6, 2023, the partnership filed a definitive Consent Solicitation Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, with the SEC in connection with a solicitation of consents from the limited partners to approve the dissolution of the partnership (the “Dissolution”) and a Plan of Dissolution for the partnership (the “Plan” or “Plan of Dissolution”).

On August 4, 2023 (the “Dissolution Date”), the general partners of RMI VIII entered into the Plan of Dissolution following the receipt of required consents of limited partners approving the Dissolution and the Plan of Dissolution. Pursuant to the Plan of Dissolution, RMC will wind up the affairs of the partnership commencing from the Dissolution Date until the complete liquidation of the partnership’s assets and the termination of the partnership in accordance with the Plan of Dissolution, the partnership’s Sixth Amended and Restated Limited Partnership Agreement dated July 28, 2005 (as amended, the “Partnership Agreement”), and the California Uniform Limited Partnership Act of 2008.

Under the Plan, RMI VIII will cease making new loans and will only engage in business activities necessary or convenient to wind-up the partnership’s business and distribute partnership assets. As part of the wind-up activities, RMC, in its sole discretion, will liquidate the partnership’s assets as promptly as is consistent with obtaining the current fair value thereof, which may include: (i) collecting loan payments from borrowers under existing loan terms; (ii) selling loans to third parties; (iii) selling loans to either or both general partners or their affiliates, subject to the limitations set forth in the Partnership Agreement; (iv) enforcing delinquent loans through foreclosure or negotiating settlements with the borrowers and/or any guarantors or other obligors on such loans; (v) selling any “real estate owned” (property acquired by foreclosure) held by the partnership; and (vi) taking any other actions determined by RMC to be consistent with recovering the fair market value of any partnership assets and authorized in the Partnership Agreement and the Plan. RMC may sell all, or substantially all, of the loans in the partnership’s portfolio to one or more unaffiliated third party purchasers (a “Portfolio Sale”), provided RMC determines, in its reasonable judgment, that the applicable Portfolio Sale is in the interest of the partnership and the limited partners taking into account the value of the loans in the portfolio being sold and the potential cost savings and other economic advantages gained from the sale of several loans in a single transaction rather than on a loan-by-loan basis. Under the Plan, RMC is entitled to a dissolution fee in an amount equal to 7.0% of each capital distribution to be made to the limited partners over the course of the wind-up period (the “Dissolution Fee”). The Dissolution Fee is to be paid to RMC quarterly, on or by the last business day of each calendar quarter based on the expected capital distribution to be paid to the limited partners for such quarter. The Dissolution Fee will be treated as an expense of the partnership and included in the allocation of income/losses to limited partners’ capital accounts. RMC will continue to collect loan servicing fees, cost reimbursements, and other fees received as manager of the partnership, in addition to the Dissolution Fee, and the general partners will continue to collect asset management fees.

In addition, effective as of the Dissolution Date: (i) all limited partners, including limited partners who previously elected not to receive periodic distributions of partnership net income under the Partnership Agreement, begin receiving quarterly distributions of the partnership’s net income (if any); and (ii) all scheduled withdrawals of limited partner capital made pursuant to the Partnership Agreement terminated in favor of quarterly pro rata withdrawals to all limited partners of cash received from the liquidation of partnership assets and available to fund capital in accordance with the distribution provisions set forth in the Plan.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2023 (unaudited)

Under the Plan of Dissolution, all assets of the partnership, including cash available from interest and principal payments on partnership loans, proceeds from the sale of real estate owned and partnership loans, and RMC’s repayment (primarily from the proceeds of the Dissolution Fee) of the amounts owed on the formation loan and of the General Partners’ capital deficit (i.e., the deficit restoration obligation will be applied and distributed in the following order of priority:

•
First, to the payment of operations expense, including liabilities to professional services providers and government agencies (principally property and other taxes), fees and cost reimbursements to RMC, asset management fees to the general partners, loan administration and collection costs, and such other general and administrative expenses of the partnership’s business and compliance activities and then to the payment and discharge of all of the partnership’s then current debts and liabilities to banks (and any other lenders); and
•
Thereafter, quarterly, within seven (7) business days after the end of each calendar quarter, to the limited and general partners in proportion to their respective positive capital account balances, after (i) taking into account income and loss allocations for the applicable calendar quarter and (ii) deducting the Dissolution Fee as calculated on the last business day of the quarter. Quarterly net income, if any, will be distributed pro rata to all limited partners and by disbursement separate from capital distribution payments.

The Plan of Dissolution is filed as Exhibit 2.1 to the partnership’s Form 8-K filed with the SEC on August 9, 2023.

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

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2023 (unaudited)

In periods prior to the Dissolution Date, the ongoing sources of funds for loans were the proceeds (net of withdrawals from limited partners’ capital accounts and operation expense) from:

•
loan payoffs;
•
borrowers’ monthly principal and interest payments;
•
line of credit advances;
•
loan sales to unaffiliated third parties;
•
REO sales;
•
payments from RMC on the outstanding balance of the formation loan; and
•
earnings retained (i.e., not distributed) in partners’ capital accounts.

In periods prior to the Dissolution Date, the partnership intended to hold until maturity the loans in which it invested and did not intend to invest in mortgage loans primarily for the purpose of reselling such loans in the ordinary course of business, except when the manager determined that it appeared to be advantageous for the partnership to do so, based upon then current interest rates, the length of time that the loan had been held by the partnership, the partnership’s credit risk and concentration risk and the overall investment objectives of the partnership. Loans sold to third parties were sold for par, at a premium or, in the case of non-performing or under performing loans, at a discount. Partnership loans were sold to third parties or to related mortgage funds managed by RMC. Any loans sold to the manager or a related mortgage fund thereof were sold for a purchase price equal to the greater of (i) the par value of the loan or (ii) the fair market value of the loan. The manager did not receive commissions or broker fees with respect to loan sales conducted for the partnership; however, selling loans did increase partnership capital available for investing in new loans for which the manager earned brokerage fees and other forms of compensation.

Distributions to limited partners

At the time of their subscription to the partnership, limited partners elected either to receive monthly, quarterly or annual cash distributions from the partnership, or to compound income in their capital account. If an investor initially elected to receive monthly, quarterly or annual distributions, such election, once made, is irrevocable. If the investor initially elected to compound income in their capital account, in lieu of cash distributions, the investor was permitted, after three (3) years, to change the election and receive monthly, quarterly or annual cash distributions. Income allocable to limited partners who elected to compound income in their capital account would be retained by the partnership for making further loans or for other proper partnership purposes and such amounts were added to such limited partners’ capital accounts. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners’ capital was approximately 53% and 58% at June 30, 2023 and 2022, respectively.

From and after the Dissolution Date, all limited partners, including limited partners who previously elected not to receive periodic distributions, begin receiving quarterly distributions of the partnership’s net income (if any).

Capital withdrawals and early withdrawals

There are substantial restrictions on transferability of units, and there is no established public trading and/or secondary market for the units. To provide liquidity to limited partners, the Partnership Agreement provided that limited partners, after the minimum five-year period, could withdraw all or a portion of their capital accounts in 20 quarterly installments or longer, as determined by the general partners in light of partnership cash flow, beginning the last day of the calendar quarter following the quarter in which the notice of withdrawal was given. A limited partner could liquidate all or a part of the limited partner’s capital account in four quarterly installments beginning on the last day of the calendar quarter following the quarter in which the notice of withdrawal was given, subject to a 10% early withdrawal penalty applicable to any sums withdrawn prior to the time when such sums could have been withdrawn without penalty. There was a limited right of accelerated liquidation for an investor’s heirs upon an investor’s death.

The partnership had not established a cash reserve from which to fund withdrawals and, accordingly, the partnership’s capacity to return a limited partner’s capital was subject to the availability of partnership cash.

Effective as of the Dissolution Date, all scheduled withdrawals of limited partner capital made pursuant to the Partnership Agreement terminated in favor of quarterly pro rata withdrawals to all limited partners of cash received from the liquidation of partnership assets and available to fund capital distributions in accordance with the distribution provisions set forth in the Plan.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2023 (unaudited)

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

June 30, 2023 (unaudited)

Cash in banks

Certain of the partnership’s cash balances in banks exceed federally insured limits of $250 thousand. The bank or banks in which funds are deposited are reviewed periodically for their general creditworthiness/investment grade credit rating. See Note 7 (Line of Credit) for compensating balance arrangements.

Loans and interest income

Loans are carried at amortized cost, which is generally equal to the unpaid principal balance (principal). Management has discretion to pay amounts (advances) to third parties on behalf of borrowers to protect the partnership’s interest in the loan. Advances include, but are not limited to, the payment of interest and principal on a senior lien to prevent foreclosure by the senior lien holder, property taxes, insurance premiums, and attorney fees. Advances generally are stated at the amounts paid out on the borrower’s behalf and any accrued interest on amounts paid out, until repaid by the borrower. For performing loans, interest is accrued daily on the principal plus advances, if any. In the normal course of the partnership’s operations, performing loans that are maturing or have matured may be renewed at then current market rates of interest and terms for new loans. (These loan extensions are not reported as new loans for financial reporting purposes.) Prior to the Dissolution Date, the partnership funded specific loans net of an interest reserve (one to two years) to insure timely interest payments at the inception of the loan. Any interest reserve is amortized over the period that the amount is prepaid. In the event of an early loan payoff, any unapplied interest reserves are first applied to any accrued but unpaid interest and then as a reduction of principal.

Loans with a payment in arrears continue to recognize interest income as long as the loan is in the process of collection with the borrower and is considered to be well-secured. Loans are generally placed on non-accrual status if management determines that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (i.e., a notice of sale is filed and/or when the borrower files for bankruptcy) or when the loan is no longer considered well-secured (i.e., the LTV for the loan based on the estimated net realizable value of the collateral and the total principal, advances and accrued interest (at the note rate) is at or greater than eighty percent (80%), seventy-five percent (75%) for lands outside of metropolitan areas). When a loan is placed on non-accrual status, the accrual of interest is discontinued – beginning with the then current month - for accounting purposes only; however, previously recorded interest is not reversed. A loan may return to accrual status when all delinquent loan payments are cured and the loan becomes current in accordance with the terms of the loan agreement. In periods prior to January 1, 2023, loans were placed on non-accrual status if 180 days delinquent or earlier if management determined that the primary source of repayment would come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan was no longer considered well-secured.

Payments on loans are applied in the following order: accrued interest, advances, and lastly to principal. Late fees are recognized in the period received. Pursuant to California regulatory requirements, borrower payments are deposited into a trust account established by RMC with an independent bank and are presented on the balance sheet as “Loan payments in trust”. Funds are disbursed to the partnership as collected which can range from same day for wire transfers and up to two weeks after deposit for checks.

The partnership funded loans with the intent to hold the loans until maturity. From time to time, the partnership may sell certain loans when the manager determines it to be in the best interest of the partnership. Loans are classified as held-for-sale once a decision has been made to sell loans and the loans held-for-sale have been identified. Loans classified as held-for-sale are carried at the lower of cost or fair value.

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

June 30, 2023 (unaudited)

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

The limited number of loans and the short terms for which the loans are written enable a loan-by-loan analysis to determine the risk of loss. The primary determinate in the analysis is the LTV, and consideration of lien position of deed of trust. The analysis also considered the vintage in which the secured loans originated. The ultimate collectability of the amounts owed is reliant on the estimation of the current fair value of the real property collateral and the time to maturity. Further there is no evidence, nor any indication in the analysis, that the ultimate collectability of the amounts owed fluctuates with the time on file or vintage. Such considerations are consistent with the ‘no-credit-losses’ experience of the partnership over the preceding 5+ years.

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

Prior to the adoption of the CECL accounting model, if a loan modification was agreed to and was to result in an economic concession to the borrower (i.e., a significant delay or reduction in cash flows compared to the original note), the modification would have been deemed to be a troubled debt restructuring (“TDR”). The partnership did not have any TDRs for the year ended December 31, 2022.

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

Accrued liabilities

Accrued liabilities at June 30, 2023 and December 31, 2022 were approximately $1.3 million and $1.1 million, respectively, the significant components of which are accrued professional and consulting fees (approximately $1.1 million and $993 thousand, respectively), accrued REO property taxes and mortgage interest expense ($0 and approximately $13 thousand, respectively) and accrued interest on the line of credit (approximately $70 thousand and $61 thousand, respectively).

Debt issuance costs

Debt issuance costs are the fees and commissions incurred in the course of obtaining a line of credit for services from banks, law firms and other professionals and are amortized on a straight-line basis, which approximates the interest method, as interest expense over the term of the line of credit.

Recently issued accounting pronouncements

None at June 30, 2023 are applicable to the partnership.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2023 (unaudited)

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

Commissions and fees are paid by the borrowers to RMC

-
Brokerage commissions, loan originations

For periods prior to the Dissolution Date, fees in connection with the review, selection, evaluation and negotiation of loans (including extensions), the general partners collected loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions were paid by the borrowers to RMC, and thus were not an expense of the partnership. Loan brokerage commissions paid by the borrowers to RMC approximated $0 and $471 thousand for the three months ended June 30, 2023 and 2022, respectively, and $150 thousand and $633 thousand for the six months ended June 30, 2023 and 2022, respectively.

-
Other fees

RMC receives fees for processing, notary, document preparation, credit investigation, reconveyance and other mortgage related services. The amounts received are customary for comparable services in the geographical area where the property securing the loan is located, and are payable solely by the borrower and not by the partnership.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2023 (unaudited)

Formation loan

Commissions for sales of limited partnership units paid to broker-dealers (“B/D sales commissions”) were paid by RMC and were not paid directly by the partnership out of offering proceeds. Instead, the partnership advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums paid to partners in connection with unsolicited orders up to 7% of offering proceeds. The receivable arising from the advances is unsecured and non-interest bearing and is referred to as the “formation loan”. Since its inception, the partnership’s advances totaled $22.6 million, of which $2.7 million remains outstanding at June 30, 2023.

For periods prior to the Dissolution Date, RMC was repaying the formation loan principally from loan brokerage commissions earned on loans, early withdrawal penalties on partner withdrawals and other fees paid by the partnership. If both or either one of the initial general partners was removed as a general partner by the vote of holders of a majority of the limited partnership units, and if such successor or additional general partner(s) began using any other loan brokerage firm for the placement of loans, RMC would have been immediately released from any further obligation under the formation loans (except for a proportionate share of the principal installment due at the end of that year). In addition, if both of the general partners were removed, no successor general partners were elected, the partnership was liquidated and RMC was no longer receiving any payments for services rendered, the debt on the formation loans was to be forgiven and RMC would have been immediately released from any further obligations under the formation loans. As such, the formation loan is presented as contra equity.

Prior to the Dissolution Date, the formation loan was being repaid by RMC in annual installments of approximately $650 thousand which was payable by RMC either in full on December 31st of each calendar year during the term of the partnership (each, an “Annual Payment Date”) or in four equal quarterly installments beginning on the Annual Payment Date.

The formation loan transactions for the six months ended June 30 are presented in the following table ($ in thousands).

	2023	2022
Balance, January 1	$2,702	$3,361
Payments received from RMC	—	(334)
Balance, June 30	$2,702	$3,027

Effective as of the Dissolution Date, RMC will be entitled to collect the Dissolution Fee, which is equal to 7.0% of each capital distribution to be made to the limited partners over the course of the wind-up period. The Dissolution Fee amounts received by RMC are intended to first be remitted back to the partnership in satisfaction of amounts owed by RMC on the formation loan and to restore the general partners’ capital deficit (i.e., the deficit restoration obligation) required by the Partnership Agreement. Any proceeds of the Dissolution Fee remaining after payment of the formation loan and restoration of the general partners’ capital deficit will be retained by RMC. The Dissolution Fee will be treated as an expense of the partnership and included in the allocation of income/losses to limited partners’ capital accounts.

Limited partner capital - withdrawals

Withdrawals of limited partners’ capital for the three and six months ended June 30 are presented in the following table ($ in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
Withdrawals	2023	2022	2023	2022
Without penalty	$2,113	$2,952	$4,283	$5,842
With penalty	108	389	489	744
Total	$2,221	$3,341	$4,772	$6,586

Scheduled, at June 30,	$11,311	$18,201	$11,311	$18,201
Percentage of scheduled withdrawals in end of period capital	21.5%	28.8%	21.5%	28.8%

Effective as of the Dissolution Date: (i) all limited partners, including limited partners who previously elected not to receive periodic distributions of partnership net income under the Partnership Agreement, begin receiving quarterly distributions of the partnership’s net income (if any); and (ii) all scheduled withdrawals of limited partner capital made pursuant to the Partnership Agreement terminated in favor of quarterly pro rata withdrawals to all limited partners of cash received from the liquidation of partnership assets and available to fund capital distributions in accordance with the distribution provisions set forth in the Plan.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2023 (unaudited)

Other related party transactions

-
Payable to/receivable from related parties

From time to time, in the normal course of business operations, the partnership may have payables to and/or receivables from related parties. At June 30, 2023, the payable to related parties of approximately $52 thousand consisted of accounts payable due to the manager. The receivable from related parties of approximately $19 thousand consisted of accounts receivable from a related mortgage fund. The related party transactions were settled in July 2023.

At December 31, 2022, the payable to related parties of approximately $154 thousand consisted of accounts payable and cost reimbursements to the manager. At December 31, 2022, the receivable from related parties of approximately $68 thousand consisted of accounts receivable from related mortgage funds. The related party transactions outstanding at December 31, 2022 were settled in March 2023.

-
Loan transactions with related parties

In the ordinary course of business, performing loans may be transferred by executed assignment, in-part or in-full, between the RMC managed mortgage funds at par, which approximates fair value.

In the six months ended June 30, 2023, RMI VIII transferred to related mortgage funds five loans with aggregate principal of approximately $4.0 million at par value, which approximates fair value. The related mortgage funds paid cash for the loans and RMI VIII has no continuing involvement with the loans. No loans were transferred from related mortgage funds to RMI VIII.

In the six months ended June 30, 2022, RMI VIII transferred to a related mortgage fund one performing loan with aggregate principal of approximately $996 thousand at par value, which approximates fair value. The related mortgage fund paid cash for the loan and RMI VIII has no continuing involvement with the loan. No loans were transferred from related mortgage funds to RMI VIII.

-
Promissory note received from/repaid to related parties

On June 29, 2023, RMI VIII borrowed from a related mortgage fund $3.3 million secured by the net cash flow payable on three mortgage loans totaling approximately $7.5 million which are expected to be paid off by October 1, 2023. Interest on the loan accrues at 8.75% per annum on the three pledged mortgage loans through a term ending on the earlier of (i) the payoff of pledged loans; and (ii) October 1, 2023. The promissory note payable to the related mortgage fund is secured by all proceeds payable to RMI VIII upon the payoff or repayments of the loans net of any amounts outstanding by RMI VIII on its line of credit secured by the loans.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2023 (unaudited)

NOTE 4 – LOANS

In periods prior to the Dissolution Date, loans were generally funded at a fixed interest rate with a loan term of up to five years. Loans acquired are generally done so within the first six months of origination and are purchased at par value, which approximates fair value. See Note 3 (General Partners and Other Related Parties) for a description of loans transferred by executed assignments between the related mortgage funds.

The partnership’s loans are secured by real estate in coastal California metropolitan areas. The portfolio segments are first and second trust deeds mortgages and the key credit quality indicator is the LTV ratio. First mortgages are predominant, but second lien deeds of trust are not infrequent nor insignificant. First-mortgage loans comprised 95% of the portfolio at June 30, 2023 (93% at December 31, 2022).

Secured loans unpaid principal balance (principal)

Secured loan transactions for the three and six months ended June 30, 2023 are summarized in the following table ($ in thousands).

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Total	First Trust Deeds	Second Trust Deeds	Total	First Trust Deeds	Second Trust Deeds
Principal, beginning of period	$57,979	$55,230	$2,749	$60,088	$55,803	$4,285
Loans funded	—	—	—	5,700	4,200	1,500
Principal collected	(687)	(686)	(1)	(4,540)	(3,435)	(1,105)
Loans transferred to related mortgage fund	—	—	—	(3,956)	(2,024)	(1,932)
Principal, end of period	$57,292	$54,544	$2,748	$57,292	$54,544	$2,748

During the three and six months ended June 30, 2023, the partnership extended one and two maturing loans with aggregated principal of approximately $1.3 million and $2.2 million, respectively, which is not included in the activity shown in the table above. The loans have an average extension period of approximately 10 months and were current and deemed well collateralized (i.e., the LTV for the collateral was within lending guidelines). Interest rates charged to borrowers may be adjusted in conjunction with the loan extensions to reflect current market conditions (in 2023, no extension included rate increases). These loan extensions were made not to forestall collection of a distressed nor an insufficiently collateralized debt from a borrower experiencing financial difficulties, but rather to provide – for an extension fee paid to RMC by the borrower – the additional time and flexibility to pursue opportunities to optimize the performance of the borrower’s real property investment. These opportunities may include expected lower-than-current long-term interest rates at the completion of the extension term and/or expected higher than current rents or sale prices, resulting from either improved market conditions or improved physical condition and/or financial performance of the property.

As of June 30, 2023, there were no commitments to lend outstanding and no construction or rehabilitation loans outstanding.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2023 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	June 30,	December 31,
	2023	2022
Number of secured loans	15	21
First trust deeds	13	18
Second trust deeds	2	3

Secured loans – principal	$57,292	$60,088
First trust deeds	$54,544	$55,803
Second trust deeds	$2,748	$4,285

Secured loans – lowest interest rate (fixed)	7.3%	7.3%
Secured loans – highest interest rate (fixed)	12.0%	10.8%

Average secured loan – principal	$3,819	$2,861
Average principal as percent of total principal	6.7%	4.8%
Average principal as percent of partners’ capital, net of formation loan	7.7%	5.3%
Average principal as percent of total assets	5.9%	4.3%

Largest secured loan – principal	$9,000	$9,000
Largest principal as percent of total principal	15.7%	15.0%
Largest principal as percent of partners’ capital, net of formation loan	18.2%	16.6%
Largest principal as percent of total assets	13.9%	13.4%

Smallest secured loan – principal	$634	$437
Smallest principal as percent of total principal	1.1%	0.7%
Smallest principal as percent of partners’ capital, net of formation loan	1.3%	0.8%
Smallest principal as percent of total assets	1.0%	0.7%

Number of California counties where security is located	8	10
Largest percentage of principal in one California county	30.8%	30.7%

As of June 30, 2023, 10 loans with principal of approximately $42.7 million provide for monthly payments of interest only, with the principal due at maturity, and 5 loans with principal of approximately $14.6 million (representing approximately 26% of the aggregate principal of the partnership’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity.

As of June 30, 2023, there were 2 loans in second lien position. The aggregate principal of these loans is approximately $2.7 million and the weighted average LTV at loan closing was 50.5%. Both loans were performing as of June 30, 2023.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2023 (unaudited)

As of June 30, 2023, there were 4 loans each with principal in excess of 10% of the total outstanding principal. The aggregate principal of these loans is approximately $32 million and the weighted average LTV at loan closing is 54.3%. The loans were in first lien position.

•
The partnership’s largest loan, with principal of approximately $9 million (LTV 60.8%) is secured by an office building in the City of Orange in Orange County, bears an interest rate of 7.990% and matures on September 1, 2025.
•
The second loan, with principal of approximately $8.8 million (LTV 25.5%) is secured by a commercial building in the City of Santa Clara in Santa Clara County, bears an interest rate of 8.375% and matures on July 1, 2027.
•
The third loan, with principal of approximately $8 million (LTV 62.2%) is secured by a commercial building in the City and County of San Francisco, bears an interest rate of 8.375% and matured on April 1, 2023.
•
The fourth loan, with principal of approximately $6.3 million (LTV 75.0%) is secured by a multifamily building in the City and County of San Francisco, bears an interest rate of 7.750% and matured on April 1, 2023.

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	June 30, 2023			December 31, 2022
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(1)	2	$3,353	6%	4	$5,874	10%
Multi-family	2	7,550	13	3	8,326	14
Commercial	10	45,755	80	12	44,587	74
Land	1	634	1	2	1,301	2
Total principal, secured loans	15	$57,292	100%	21	$60,088	100%

(1)
Single family includes 1-4 unit residential buildings, condominium units, townhouses and condominium complexes. At June 30, 2023, single family consists of 2 loans with aggregate principal of approximately $ 3.4 million that are non-owner occupied. At December 31, 2022, single family consisted of 4 loans with aggregate principal of approximately $5.9 million that were non-owner occupied.

Lien position/LTV at origination

At funding, secured loans had the lien positions presented in the following table ($ in thousands).

	June 30, 2023			December 31, 2022
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	13	$54,544	95%	18	$55,803	93%
Second trust deeds	2	2,748	5	3	4,285	7
Total principal, secured loans	15	57,292	100%	21	60,088	100%
Liens due other lenders at loan closing		9,681			8,956
Total debt		$66,973			$69,044
Appraised property value at loan closing		$136,230			$138,924
LTV (weighted average) at loan closing		54.7%			55.4%

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2023 (unaudited)

Distribution of secured loans-principal by California counties

The distribution of secured loans within California by counties is presented in the following table ($ in thousands).

	June 30, 2023		December 31, 2022
	Principal	Percent	Principal	Percent
San Francisco Bay Area(2)
San Francisco	$17,645	30.8%	$18,425	30.7%
San Mateo	—	0.0	2,519	4.2
Santa Clara	12,232	21.3	12,266	20.4
Solano	3,550	6.2	3,550	5.9
Marin	1,500	2.6	1,099	1.8
Alameda	1,248	2.2	1,687	2.8
	36,175	63.1	39,546	65.8

Other Northern California
Stanislaus	634	1.1	1,301	2.2
Northern California Total	36,809	64.2	40,847	68.0

Southern California Coastal
Los Angeles	4,683	8.2	5,597	9.3
Orange	15,800	27.6	11,600	19.3
Santa Barbara	—	0.0	2,044	3.4
Southern California Total	20,483	35.8	19,241	32.0
Total principal, secured loans	$57,292	100.0%	$60,088	100.0%

(2)
Includes the Silicon Valley

Scheduled maturities/Secured loans-principal

Secured loans scheduled to mature in periods as of and after June 30, 2023 are presented in the following table ($ in thousands).

				First Trust Deeds		Second Trust Deeds
	Loans	Principal	Percent	Loans	Principal	Loans	Principal
2023 (scheduled to mature after June 30)	5	$9,733	17%	5	$9,733	—	$—
2024	3	6,950	12	2	5,450	1	1,500
2025	1	9,000	16	1	9,000	—	—
2026	1	1,248	2	—	—	1	1,248
2027	2	12,351	22	2	12,351	—	—
Total scheduled maturities	12	39,282	69	10	36,534	2	2,748
Matured(3)	3	18,010	31	3	18,010	—	—
Total principal, secured loans	15	$57,292	100%	13	$54,544	2	2,748

(3)
See Delinquency/Secured loans with payments in arrears below for additional information on matured loans.

Scheduled maturities are presented based on the most recent in-effect agreement with the borrower, including forbearance agreements. As a result, matured loans at June 30, 2023, for the scheduled maturities table may differ from the same captions in the tables of delinquencies and payments in arrears that are based on the loan terms and do not consider forbearance agreements. For matured loans, the partnership may continue to accept payments while pursuing collection of principal or while negotiating an extension of the maturity date.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2023 (unaudited)

Delinquency/Secured loans

Secured loans principal summarized by payment-delinquency status are presented in the following table ($ in thousands).

	June 30, 2023		December 31, 2022
	Loans	Principal	Loans	Principal
Current	11	$37,177	18	$54,359
Past Due
30-89 days	—	—	—	—
90-179 days	2	14,290	2	2,009
180 or more days	2	5,825	1	3,720
Total past due	4	20,115	3	5,729
Total principal, secured loans	15	$57,292	21	$60,088

At June 30, 2023 and December 31, 2022, there were no loan forbearance agreements in effect. All four loans past due at June 30, 2023 were in first lien position and had principal payments in arrears of approximately $18 million.

Delinquency/Secured loans with payments in arrears

Payments in arrears for secured loans (4 loans) at June 30, 2023 are presented in the following tables ($ in thousands).

	Loans		Principal		Interest(4)
At June 30, 2023	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	—	—	$—	$—	$—	$—	$—
90-179 days (4-6 payments)	2	—	14,290	—	289	—	14,579
180 or more days (more than 6 payments)	1	1	3,720	2	633	111	4,466
Total past due	3	1	$18,010	$2	$922	$111	$19,045

(4)
Interest for June 2023 is due on July 1, 2023 and is not included in the amounts of payments in arrears at June 30, 2023.

Secured loans with payments in arrears, principal by LTV and lien position at June 30, 2023 are presented in the following table ($ in thousands). The LTVs shown in this table use the appraisals at origination of the loans.

	Secured loans with payments in arrears, principal
LTV(5)	First trust deeds	Percent(6)	Second trust deeds	Percent(6)	Total Principal	Percent(6)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	—	0.0	—	0.0	—	0.0
60-69%	7,990	13.9	—	0.0	7,990	13.9
Subtotal <70%	7,990	13.9	—	0.0	7,990	13.9

70-79%	12,125	21.2	—	0.0	12,125	21.2
Subtotal <80%	20,115	35.1	—	0.0	20,115	35.1

≥80%	—	0.0	—	0.0	—	0.0

Total	$20,115	35.1%	$—	0.0%	$20,115	35.1%

(5)
LTV classifications in the table above are based on principal, advances and interest unpaid at June 30, 2023.
(6)
Percent of total principal, secured loans ($57.3 million) at June 30, 2023.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2023 (unaudited)

Non-accrual status/Secured loans

Secured loans in non-accrual status are summarized in the following table ($ in thousands).

	June 30, 2023	December 31, 2022
Number of loans	none	1
Principal		$3,720
Advances		60
Accrued interest(7)		233
Total recorded investment		$4,013
Foregone interest		$233

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

Provision/allowance for credit losses

Activity in the allowance for credit losses for the six months ended June 30 is presented in the following table ($ in thousands).

	2023			2022
	Principal and Advances	Interest	Total	Principal and Advances	Interest	Total
Balance, December 31	$30	$25	$55	$30	$25	$55
Adoption of ASC 326 (CECL)	30	35	65	—	—	—
Balance, January 1	60	60	120	30	25	55
Provision for (recovery of) credit losses	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—
Balance, June 30	$60	$60	$120	$30	$25	$55

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

In conjunction with the adoption of ASC 326 (CECL), the partnership recognized a cumulative-effect adjustment (with a decrease to partners’ capital) of $65 thousand to the allowance for credit losses to recognize lifetime expected credit losses for secured loans at December 31, 2022. The limited number of loans and the short terms for which the loans are written enabled the manager to do a loan-by-loan analysis to determine the risk of loss. Beginning in 2023, the analysis is updated quarterly with any change to the expected credit losses recognized in the period.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2023 (unaudited)

The analysis included projecting the outstanding principal for loans – individually and in total, by lien position – until maturity to determine the count, amount and weighted average LTV of the loans for future quarter and year ends.

				First Trust Deeds			Second Trust Deeds
	Loans	Principal	LTV	Loans	Principal	LTV	Loans	Principal	LTV
2023(8)	7	$29,549	45.3%	5	$26,801	44.8%	2	$2,748	50.6%
2024	4	22,599	47.1	3	21,351	46.1	1	1,248	63.7
2025	3	13,599	38.0	2	12,351	35.4	1	1,248	63.7
2026	2	12,351	35.4	2	12,351	35.4	—	—	0.0
2027	—	—	0.0	—	—	0.0	—	—	0.0

(8)
At June 30, 2023, there were three loans past maturity with aggregate principal of $18 million which are not included in the table above.

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
In performing the analysis, the manager considered the vintages in which the secured loans originated. The ultimate collectability of the amounts owed is reliant on the estimation of the current fair value of the real property collateral and the time to maturity. Further there is no evidence, nor any indication in the analysis, that the ultimate collectability of the amounts owed fluctuates with the time on file or vintage. Such considerations are consistent with the ‘no-credit-losses’ experience of the partnership over the preceding 5+ years. The LTVs shown in this table use the appraisals at origination of the loans.

	Secured loans, principal
LTV(9)	First trust deeds	Percent	Count	Second trust deeds	Percent	Count	Total principal	Percent
<40%	$13,002	22.7%	2	$1,500	2.6%	1	$14,502	25.3%
40-49%	—	0.0	—	—	0.0	—	—	0.0
50-59%	7,113	12.4	3	—	0.0	—	7,113	12.4
60-69%	18,874	32.9	4	1,248	2.2	1	20,122	35.1
Subtotal <70%	38,989	68.0	9	2,748	4.8	2	41,737	72.8

70-79%	15,555	27.2	4	—	0.0	—	15,555	27.2
Subtotal <80%	54,544	95.2	13	2,748	4.8	2	57,292	100.0

≥80%	—	0.0	—	—	0.0	—	—	0.0

Total	$54,544	95.2%	13	$2,748	4.8%	2	$57,292	100.0%

(9)
LTV classifications in the table above are based on principal, advances and interest unpaid at June 30, 2023.

NOTE 5 – REAL ESTATE OWNED (REO) AND MORTGAGE PAYABLE

REO at June 30, 2023 was comprised of three properties with a carrying value of approximately $5.9 million.

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

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2023 (unaudited)

There is a mortgage note payable secured by a first trust deed on one of the Hollywood Hills properties that matures November 1, 2044. Principal was approximately $1.3 million at June 30, 2023. Monthly payments are approximately $8 thousand, with interest at 4.125% until October 31, 2024 after which interest is calculated at LIBOR plus 2.25%. As of June 30, 2023, payments on the mortgage note payable were current on all payments due through May 2023. As a result, the notice of default previously recorded in May 2023 due to defaults by the original borrower was rescinded in June 2023. At June 30, 2023, the partnership had no accrued liabilities relating to REO. Accounts payable at June 30, 2023 includes $216 thousand for negative escrow and unpaid late charges.

REO at June 30, 2022 was comprised of the three properties above and two other properties with a total carrying value of approximately $8.3 million.

•
In San Francisco County, 1 residential unit in a condominium complex.
•
In Stanislaus County, approximately 14 acres of undeveloped land zoned commercial.

REO, net

REO, net (in operations expense/holding costs) were $78 thousand and $58 thousand for the three months ended June 30, 2023 and 2022, respectively and $132 and $142 thousand for the six months ended June 30, 2023 and 2022, respectively, and was net of other income principally of month-to-month rents received of approximately $1 thousand and $7 thousand for the three months ended June 30, 2023 and 2022, respectively and $3 and $9 thousand for the six months ended June 30, 2023 and 2022, respectively for unit-storage lockers and signage in San Francisco County.

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

June 30, 2023 (unaudited)

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

NOTE 7 – LINE OF CREDIT

In March 2020, RMI VIII entered into a Business Loan Agreement (Revolving Line of Credit and Term Loan Agreement) with Western Alliance Bank (“original credit agreement”), which was amended and modified by the First Loan Modification Agreement effective March 4, 2022 (the “ first modification agreement” and together with the original credit agreement, the “credit agreement of 2022”). Advances on the line of credit are (and were) to be used exclusively to fund secured loans.

Under the terms of the credit agreement of 2022, RMI VIII could borrow up to a maximum principal of $10 million subject to a borrowing base calculation set forth in the credit agreement. Amounts advanced under the credit agreement are secured by a first priority security interest in the notes and deeds of trust of the pledged loans included in the borrowing base. The maturity date is March 13, 2024 when all amounts outstanding are then due. RMI VIII has the option at the maturity date to convert – for a fee of one-quarter of one percent (0.25%) – the then outstanding principal balance to a two-year term loan maturing in March 2026.

The credit agreement of 2022 provides for interest on the outstanding principal under the credit line to be payable monthly and to accrue at the annual rate that is the greater of: (i) the 30-day American Interbank Offered Rate Term -30 Index published for loans in United States Dollars by the American Financial Exchange ("Ameribor") plus three and one-quarter percent (3.25%); and (ii) five percent (5.0%). Prior to the first modification agreement, interest on outstanding principal was payable monthly and accrued at the per annum rate of the greater of (i) five percent (5%) or (ii) the sum of the one-month LIBOR rate plus three and one-quarter percent (3.25%). If the partnership does not maintain the required compensating balance with a minimum daily average of $1.0 million for the calendar quarter, the interest rate automatically increases by one-quarter of one percent (0.25%) above that rate which would otherwise be applicable for the next calendar quarter retroactive to the beginning of the calendar quarter in which the compensating balance is not maintained. At June 30, 2023, the interest rate was eight and thirty eight one-hundredths percent (8.38%).

For each calendar quarter during which the aggregate average daily outstanding principal is less than fifty percent (50%) of the maximum principal of $10 million, there is a quarterly unused line fee equal to one-half of one percent (0.50%) per annum of the average daily difference between the average principal outstanding and fifty percent (50%) of the maximum principal of $10 million.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2023 (unaudited)

Activity involving the line of credit for the six months ended June 30 is presented in the following table ($ in thousands).

	2023	2022
Balance, January 1	$10,000	$—
Draws	—	11,000
Repayments	(900)	(1,000)
Balance, June 30,	$9,100	$10,000
Line of credit - average daily balance	$9,995	$6,882

The credit agreement of 2022 provides for customary financial and borrowing base reporting by RMI VIII to the lending bank and specifies that the partnership shall maintain (i) minimum tangible net worth of $50 million, net of amounts due from related companies; (ii) debt service coverage ratio at all times of not less than 2.00 to 1.00; and (iii) loan payment delinquency of less than ten percent (10.0%) at calendar quarter-end, calculated as the principal of loans with payments over 61-days past due as determined by the lending bank’s guidance, less loan loss allowances, divided by total principal of the partnership’s loans. The loan agreement provided that in the event the loan payment delinquency rate exceeded 10.0% as of the end of any quarter (34.90% at June 30, 2023), the bank would cease to make any further advances until compliant with the covenant but agreed not to accelerate repayment of the loan.

On August 21, 2023 Western Alliance Bank and the partnership entered into a Second Loan Modification Agreement ("second modification agreement") to modify certain provisions of the credit agreement of 2022 effective as of June 30, 2023 as a result of the adoption of the Plan of Dissolution. Under the Plan of Dissolution, the Partnership Agreement and the California Uniform Limited Partnership Act of 2008, distributions to limited partners, if any, will not commence until all obligations and liabilities of the Partnership have been paid in full.

Under the second modification agreement, the parties agreed that the partnership shall maintain a minimum tangible net worth equal to at least $30 million, net of amounts due from related companies provided, in the event that: (i) the tangible net worth of the partnership is $45 million or greater, the partnership may borrow up to $9.1 million; (ii) the tangible net worth of the partnership is less than $45 million but is at least $35 million, the partnership may borrow up to $5.25 million; and (iii) the tangible net worth of the partnership is less than $35 million but is at least $30 million, the partnership may borrow up to $3.0 million.

The second modification agreement further provides that the Partnership shall maintain a debt service coverage ratio at all times of not less than 1.25 to 1.00; and loan payment delinquency rate of less than fifty percent (50.0%) at calendar quarter-end if the borrowings are greater than $5.0 million, calculated as the principal of loans with payments over 61-days past due as determined by the lending bank’s guidance, less loan loss allowances, divided by total principal of the partnership’s loans. The partnership has no obligation to maintain a loan payment delinquency rate upon the occurrence of the outstanding principal balance of borrowings having been reduced to below $5.0 million.

At June 30, 2023 and December 31, 2022, aggregate principal of pledged loans was approximately $27 million and $23.2 million, respectively, with a maximum allowed advance thereon of approximately $10 million, subject to the borrowing base calculation.

The fair value of the balance on the line of credit is deemed to approximate the recorded amount because the reference rate plus 3.25% and the other terms and conditions, including the two-year term, of the Revolving Line of Credit and Term Loan Agreement are reflective of market rate terms (Level 2 inputs).

Amortized debt issuance costs included in interest expense approximated $7 thousand for the three months ended June 30, 2023 and 2022 and approximately $14 thousand and $21 thousand for the six months ended June 30, 2023 and 2022, respectively. Debt issuance costs of approximately $57 thousand from the modification agreement (of which $21 thousand is not amortized at June 31, 2023) were being amortized over the original two-year term, and are now – beginning in the quarter ending September 30, 2023 – to be amortized over the remaining term of the agreement.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2023 (unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN AND REO COMMITMENTS

Commitments

Note 1 (Organization and General) presents detailed discussion of the partnership’s contractual obligations to RMC under the Partnership Agreement and the Plan of Dissolution.

Legal proceedings

As of June 30, 2023, the partnership is not involved in any legal proceedings or governmental proceedings other than those that would be considered part of the normal course of business.

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

NOTE 9 – SUBSEQUENT EVENTS

The manager evaluated events subsequent to June 30, 2023 and determined that there were no events or transactions other than those discussed in the notes above regarding the Dissolution and the effectiveness of the Plan of Dissolution as of August 4, 2023, occurring during this reporting period that require recognition or disclosure in the unaudited consolidated financial statements. See Note 1 (Organization and General) for a description of the Dissolution and Plan of Dissolution.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the partnership’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year.

Forward-Looking Statements

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), including statements regarding the anticipated timing of the wind-up of the partnership and capital distributions and execution of wind-up activities. Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” “possible” or similar terms or variations on those terms or the negative of those terms. Forward-looking statements include statements regarding the execution of wind-up activities and timing to complete wind-up of the partnership, trends in the California real estate market, future interest rates and economic conditions and their effect on the partnership and its assets, estimates as to the allowance for credit losses, and beliefs relating to how the partnership will be affected by current economic conditions and trends in the financial and credit markets. Actual results may be materially different from what is projected by such forward-looking statements, therefore, you should not place undue reliance on forward-looking statements which reflect our view only as of the date hereof.

Factors that might cause such a difference include, but are not limited to, the following:

•
changes in economic conditions, interest rates, and changes in California real estate markets;
•
the impact of competition and competitive pricing for mortgage loans;
•
the general partners’ ability to make and arrange for any loans sales as part of the Plan of Dissolution;
•
ability to sell loans, the prices at which loans may be sold and timing of loan sales under the Plan of Dissolution;
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

On June 6, 2023, the partnership filed a definitive Consent Solicitation Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, with the SEC in connection with a solicitation of consents from the limited partners to approve the dissolution of the partnership (the “Dissolution”) and a Plan of Dissolution (the “Plan” or “Plan of Dissolution”). On August 4, 2023 (the “Dissolution Date”), holders of a majority of the limited partnership interests of the partnership as of June 1, 2023, the record date for the consent solicitation, approved the Dissolution and Plan. As a result, the general partners entered into the Plan on August 4, 2023, and RMC, as manager of the partnership, will wind-up the affairs of the partnership until the complete liquidation of the partnership’s assets and the termination of the partnership in accordance with the Plan, the partnership’s Sixth Amended and Restated Limited Partnership Agreement dated July 28, 2005 (as amended, the “Partnership Agreement”) and the Uniform Limited Partnership Act of 2008. The partnership will cease making new loans and will only engage in business activities necessary or convenient to wind-up the partnership’s business and distribute partnership assets.

RMC expects to complete the wind-up activities approximately 12 to 18 months after the effective date of the Plan of Dissolution. Dissolution, however, can be an involved process which may depend on a number of factors, and some of these factors are beyond RMC’s control. See "Risk Factors" included in Part II Item 1A of this report on Form 10-Q for a discussion of risks and uncertainties that could materially affect the wind-up of the partnership's affairs in connection with the Dissolution.

In periods prior to the Dissolution Date, cash generated from loan payoffs and borrower payments of principal and interest was used for operating expenses, distributions to limited partners and withdrawals. The cash flow, if any, in excess of these uses plus the cash from advances on the line of credit was reinvested in new loans.

Prior to the Dissolution Date, no more than 20% of the total limited partners’ capital account balances at the beginning of any year could be liquidated during any calendar year. Notwithstanding this 20% limitation, the general partners had the discretion to further limit the percentage of total limited partners’ capital accounts that could have been withdrawn in order to comply with the safe harbor provisions of the regulations under Section 7704 of the Internal Revenue Code of 1986, as amended, to avoid the partnership being taxed as a corporation.

Effective as of the Dissolution Date: (i) all limited partners, including limited partners who previously elected not to receive periodic distributions of partnership net income under the Partnership Agreement, will begin receiving quarterly distributions of the partnership’s net income (if any); and (ii) all scheduled withdrawals of limited partner capital made pursuant to the Partnership Agreement terminated in favor of quarterly pro rata withdrawals to all limited partners of cash received from the liquidation of partnership assets and available to fund capital distributions in accordance with the distribution provisions set forth in the Plan.

See Note 1 (Organization and General) to the consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q for additional detail on the organization and operations of RMI VIII and the Plan of Dissolution.

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

In conjunction with the adoption of CECL, the partnership changed its guidelines for non-accrual status and recognized a cumulative-effect adjustment with a net increase to partners’ capital of $168 thousand, consisting of an increase to the allowance for credit losses of $65 thousand to recognize lifetime expected credit losses for secured loans at December 31, 2022, and the recognition of $233 thousand of previously foregone interest for loans designated non-accrual at December 31, 2022. The limited number of loans and the short terms for which the loans are written enabled the manager to do a loan-by-loan analysis to determine the risk of loss. Beginning in 2023, the analysis is updated quarterly with any change to the expected credit losses recognized in the period.

There is no future period covered in the analysis – nor is there any individual loan – in which a real estate market decline in values (likely to occur) would be sufficient to offset the substantial protective equity in the secured-loan portfolio (and in the individual loans) sufficient to put at risk collection of amounts owed under the notes, secured by the deeds of trust. In arriving at the determination, the manager consulted a range of banking/industry and academic studies and forecasts.

In performing the analysis, the manager considered the vintages in which the secured loans originated. The ultimate collectability of the amounts owed is reliant on the estimation of the current fair value of the real property collateral and the time to maturity. Further there is no evidence, nor any indication in the analysis, that the ultimate collectability of the amounts owed fluctuates with the time on file or vintage. Such considerations are consistent with the ‘no-credit-losses’ experience of the partnership over the preceding 5+ years.

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

Results of Operations

The following discussion describes our results of operations for the three and six months ended June 30, 2023.

Key performance indicators

Key performance indicators as of and for the six months ended June 30 are presented in the following table ($ in thousands).

	2023	2022
Limited partners’ capital – end of period	$52,691	$63,206
Limited partners’ capital – average balance	$55,132	$66,370

Limited partners’ capital – withdrawals(1)	$4,772	$6,586

Secured loans principal – end of period balance	$57,292	$63,056
Secured loans principal – average daily balance	$58,411	$61,281

Number of first trust deeds	13	28
Principal – first trust deeds	$54,544	$61,112
Weighted average LTV – first trust deeds(2)	54.9%	57.8%

Number of second trust deeds	2	1
Principal – second trust deeds	$2,748	$1,944
Weighted average LTV – second trust deeds(2)	50.5%	60.7%

Interest income	$2,572	$2,606
Portfolio interest rate(3)	8.7%	8.6%
Effective yield rate(4)	8.8%	8.5%

Line of credit – end of period	$9,100	$10,000
Line of credit – average daily balance(5)	$9,995	$6,882

Mortgages payable – end of period	$1,319	$1,453
Mortgages payable – average daily balance (6)	$1,347	$1,453

Average interest rate – line of credit	8.0%	5.0%
Interest expense
Line of credit	$416	$196
Mortgages payable	$28	$30

Provision for (recovery of) loan losses	$—	$—

Operations expense	$2,116	$1,645

Net income	$18	$842
Percent(7)(8)	0.1%	2.5%

(1)
Effective as of the Dissolution Date, all scheduled withdrawals of limited partner capital terminated in favor of quarterly pro rata withdrawals to all limited partners of cash received from the liquidation of partnership assets and available to fund capital distributions.
(2)
The LTVs use the appraisals at origination of the loans.
(3)
Stated note interest rate, weighted daily average (annualized)
(4)
Percent secured loans principal – average daily balance (annualized)
(5)
See Note 7 (Line of Credit) to the consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q for a presentation of the activity and discussion of the terms and conditions of the credit agreement of 2022.
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
(7)
Percent of limited partners’ capital – average balance (annualized)
(8)
Percent based on the net income available to limited partners (excluding 1% of income and losses allocated to general partners)

Key performance indicators as of and for the three months ended June 30 are presented in the following table ($ in thousands).

	2023	2022
Limited partners’ capital – end of period	$52,691	$63,206
Limited partners’ capital – average balance	$53,891	$64,777

Limited partners’ capital – withdrawals(1)	$2,221	$3,341

Secured loans principal – end of period balance	$57,292	$63,056
Secured loans principal – average daily balance	$57,885	$61,772

Number of first trust deeds	13	28
Principal – first trust deeds	$54,544	$61,112
Weighted average LTV – first trust deeds(2)	54.9%	57.8%

Number of second trust deeds	2	1
Principal – second trust deeds	$2,748	$1,944
Weighted average LTV – second trust deeds(2)	50.5%	60.7%

Interest income	$1,304	$1,286
Portfolio interest rate(3)	8.8%	8.5%
Effective yield rate(4)	9.0%	8.3%

Line of credit – end of period	$9,100	$10,000
Line of credit – average daily balance(5)	$9,990	$9,971

Mortgages payable – end of period	$1,319	$1,453
Mortgages payable – average daily balance (6)	$1,347	$1,453

Average interest rate – line of credit	8.2%	5.0%
Interest expense
Line of credit	$215	$136
Mortgages payable	$14	$15

Provision for (recovery of) loan losses	$—	$—

Operations expense	$1,126	$746

Net income	$(48)	$492
Percent(7)(8)	-0.4%	3.0%

(1)
Effective as of the Dissolution Date, all scheduled withdrawals of limited partner capital terminated in favor of quarterly pro rata withdrawals to all limited partners of cash received from the liquidation of partnership assets and available to fund capital distributions.
(2)
The LTVs use the appraisals at origination of the loans.
(3)
Stated note interest rate, weighted daily average (annualized)
(4)
Percent secured loans principal – average daily balance (annualized)
(5)
See Note 7 (Line of Credit) to the consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q for a presentation of the activity and discussion of the terms and conditions of the credit agreement of 2022.
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
Percent of limited partners’ capital – average balance (annualized)
(8)
Percent based on the net income available to limited partners (excluding 1% of income and losses allocated to general partners)

Limited partners’ capital and limited partners’ capital – withdrawals

Limited partners’ capital and capital available to lend are declining due to partner withdrawals exceeding the net income retained in limited partners’ capital accounts. Limited partners’ capital declined approximately $2.4 million and $5.1 million in the three and six months ended June 30, 2023, respectively.

Withdrawals of limited partners’ capital for the three and six months ended June 30, 2023 and 2022 are presented in the following table ($ in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
Withdrawals	2023	2022	2023	2022
Without penalty	$2,113	$2,952	$4,283	$5,842
With penalty	108	389	489	744
Total	$2,221	$3,341	$4,772	$6,586

Scheduled, at June 30,	$11,311	$18,201	$11,311	$18,201
Percentage of scheduled withdrawals in end of period capital	21.5%	28.8%	21.5%	28.8%

Effective as of the Dissolution Date: (i) all limited partners, including limited partners who previously elected not to receive periodic distributions of partnership net income under the Partnership Agreement, will begin receiving quarterly distributions of the partnership’s net income (if any); and (ii) all scheduled withdrawals of limited partner capital made pursuant to the Partnership Agreement terminated in favor of quarterly pro rata withdrawals to all limited partners of cash received from the liquidation of partnership assets and available to fund capital in accordance with the distribution provisions set forth in the Plan.

Secured loans

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., property value to outstanding debt) as indicated by our overall conservative weighted-average loan-to-value ratio (LTV) at time of origination which at June 30, 2023 was 54.7%. Thus, based on the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 45.3% in the property, and we as lenders have loaned in the aggregate 54.7% (including other senior liens on the property, for other than first-lien loans) against the properties we hold as collateral for the repayment of our loans.

Secured loans, principal by LTV and lien position at June 30, 2023 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Secured loans, principal
LTV(1)	First trust deeds	Percent	Second trust deeds	Percent	Total principal	Percent
<40%	$13,002	22.7%	$1,500	2.6%	$14,502	25.3%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	7,113	12.4	—	0.0	7,113	12.4
60-69%	18,874	32.9	1,248	2.2	20,122	35.1
Subtotal <70%	38,989	68.0	2,748	4.8	41,737	72.8

70-79%	15,555	27.2	—	0.0	15,555	27.2
Subtotal <80%	54,544	95.2	2,748	4.8	57,292	100.0

≥80%	—	0.0	—	0.0	—	0.0

Total	$54,544	95.2%	$2,748	4.8%	$57,292	100.0%

(1)
LTV classifications in the table above are based on principal, advances and interest unpaid at June 30, 2023.

Loans with payments in arrears, principal by LTV and lien position at June 30, 2023 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Secured loans with payments in arrears, principal
LTV(2)	First trust deeds	Percent(3)	Second trust deeds	Percent(3)	Total Principal	Percent(3)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	—	0.0	—	0.0	—	0.0
60-69%	7,990	13.9	—	0.0	7,990	13.9
Subtotal <70%	7,990	13.9	—	0.0	7,990	13.9

70-79%	12,125	21.2	—	0.0	12,125	21.2
Subtotal <80%	20,115	35.1	—	0.0	20,115	35.1

≥80%	—	0.0	—	0.0	—	0.0

Total	$20,115	35.1%	$—	0.0%	$20,115	35.1%

(2)
LTV classifications in the table above are based on principal, advances and interest unpaid at June 30, 2023.
(3)
Percent of secured loan principal, end of period balance.

Payments in arrears for non-performing secured loans (i.e., principal and interest payments past due 30 or more days) at June 30, 2023, totaled approximately $19.0 million of which $18.0 million was principal, and approximately $1.0 million was accrued interest. Almost the entire principal in arrears was loans past maturity, all of which were in first lien position.

See Note 4 (Loans) to the consolidated financial statements included in Part I, Item 1 of this report for detail of the secured loan portfolio, including loan characteristics, scheduled maturities, delinquency and payments in arrears, loans in non-accrual status and the allowance for credit losses.

Performance overview/net income 2023 v. 2022

Net income available to limited partners as a percent of limited partners’ capital – average balance (annualized) was 0.1% and 2.5% for the six months ended June 30, 2023 and 2022, respectively. Net income decreased approximately $824 thousand (97.9%) for the six months ended June 30, 2023 as compared to the same period in 2022, primarily due to an increase in operations expense of approximately $471 thousand (28.6%) mostly attributable to the Dissolution Consent Solicitation, the reduction in net interest income of approximately $252 thousand (10.6%) and a decrease in late fees and gain on sale of loans of $101 thousand (94.4%).

Analysis and discussion of income from operations 2023 v. 2022 (six months ended)

Significant changes to net income for the six months ended June 30, 2023 compared to the same period in 2022 are summarized in the following table ($ in thousands).

		Provision for
	Net interest	(recovery of)	Operations	Net
	income	loan losses	expense	income
Six months ended
June 30, 2023	$2,128	$—	$2,116	$18
June 30, 2022	2,380	—	1,645	842
Change	$(252)	$—	$471	$(824)

Change
Decrease secured loans principal - average daily balance	(127)	—	(22)	(105)
Effective yield rate	92	—	—	92
Amortization of debt issuance costs	7	—	—	7
Interest on line of credit and promissory note from related party	(226)	—	—	(226)
Interest on mortgages payable assumed at foreclosure	2	—	—	2
Decrease limited partners' capital - average balance	—	—	(47)	47
Increase in allocable expenses from the manager	—	—	32	(32)
Legal, audit and consulting	—	—	385	(385)
Timing of services rendered	—	—	70	(70)
REO holding costs	—	—	(10)	10
Late fees	—	—	—	(20)
Gain on sale, loans	—	—	—	(81)
Other	—	—	63	(63)
Change	$(252)	$—	$471	$(824)

The table above displays only significant changes to net income for the period and is not intended to cross foot.

Net interest income

Net interest income decreased approximately $252 thousand (10.6%) for the six months ended June 30, 2023 compared to the same period in 2022. The decrease in net interest income is due primarily to (i) an increase in interest expense due to an increase in the line of credit – average daily balance and a rapid increase in interest rates and (ii) a decrease in interest income of approximately $34 thousand (1.3%) resulting from the decrease in the secured loans principal – average daily balance of approximately $2.9 million (4.7%). The line of credit – average daily balance increased approximately $3.1 million (44.9%) for the six months ended June 30, 2023 compared to the same period in 2022, and the average interest rate on the line of credit increased 3.0 percent (60.8%) over the same period, resulting in an increase of approximately $230 thousand (133.7%) in interest expenses on the line of credit. See Key performance indicators table included above in Item 2 of this report for specific details of average interest rate on the line of credit.

Provision (recovery)/allowance for credit losses

In conjunction with the adoption of ASC 326 (CECL), the partnership recognized a cumulative-effect adjustment to partners’ capital of $65 thousand to recognize lifetime expected credit losses for secured loans at December 31, 2022. The limited number of loan and the short terms for which the loans are written enabled the manager to do a loan-by-loan analysis to determine the risk of loss. Beginning in 2023, the analysis is updated quarterly with any change to the expected credit losses recognized in the period. The analysis included projecting the outstanding principal for loans – individually and in total, by lien position – until maturity to determine the count, amount and weighted average LTV of the loans for future quarter and year ends.

See Note 4 (Loans) to the consolidated financial statements included in Part I, Item 1 of this report for a detailed presentation of allowance for credit losses.

Operations expense

Significant changes to operations expense for the six months ended June 30, 2023 compared to the same period in 2022 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs		Dissolution
	servicing	management	from	Professional	Consent	REO,
	fees	fees	RMC	services	expense	net	Other	Total
Six months ended
June 30, 2023	$438	106	345	729	353	132	13	$2,116
June 30, 2022	460	127	339	558	—	142	19	1,645
Change	$(22)	(21)	6	171	353	(10)	(6)	$471

Change
Decrease secured loans principal - average daily balance	(22)	—	—	—	—	—	—	(22)
Decrease limited partners' capital - average balance	—	(21)	(26)	—	—	—	—	(47)
Increase in allocable expenses from the manager	—	—	32	—	—	—	—	32
Legal, audit and consulting	—	—	—	78	307	—	—	385
Timing of services rendered	—	—	—	70	—	—	—	70
REO holding costs	—	—	—	—	—	(10)	—	(10)
Other	—	—	—	23	46	—	(6)	63
Change	$(22)	(21)	6	171	353	(10)	(6)	$471

Mortgage servicing fees

The decrease in mortgage servicing fees of approximately $22 thousand for the six months ended June 30, 2023 as compared to the same period in 2022, was due to a decrease in the secured loans principal – average daily balance to approximately $58.4 million from approximately $61.3 million. Fees are charged by RMC at the annual rate of 1.5%.

Asset management fees

For the management of the partnership’s loan portfolio, the general partners are entitled to an Asset Management Fee in an amount up to 1/32 of 1% of the “net asset value” of the partnership (3/8 of 1% annually). The decrease in asset management fees for the six months ended June 30, 2023, as compared to the same period in 2022, was due to the decrease in limited partners’ capital – average balance to approximately $55.1 million from $66.4 million.

Costs from RMC

RMC is entitled to request reimbursement for operations expense incurred on behalf of RMI VIII, including without limitation, RMC’s personnel and non-personnel costs incurred for qualifying business activities, including investor services, accounting, tax and data processing, postage and out-of-pocket general and administration expenses. The increase in costs from RMC of approximately $6 thousand for the six months ended June 30, 2023 as compared to the same period in 2022 was due to an increase in allocable payroll and professional services of approximately $32 thousand, which was offset by a reduction of the partnership’s limited partners’ capital as a percent of the total capital of the related mortgaged funds managed by RMC of approximately $26 thousand.

Professional services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The increase in professional services of approximately $171 thousand for the six months ended June 30, 2023 compared to the same period in 2022 was due to timing differences of services rendered and an increase in legal, audit and consulting fees due to increased activities related to CECL adoption.

Dissolution Consent Solicitation

On May 19, 2023, the partnership filed a Consent Solicitation Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 with the SEC in connection with the Dissolution Consent Solicitation.

The expense related to the Dissolution Consent Solicitation was approximately $353 thousand in the six months ended June 30, 2023. On August 4, 2023, the partnership entered into the Plan of Dissolution following the receipt of required consents of limited partners approving the Dissolution and the Plan of Dissolution. Costs related to the Dissolution Consent Solicitation for July 2023 totaled approximately $65 thousand.

REO, net

The REO balance was approximately $5.9 million and $8.3 million at June 30, 2023 and 2022, respectively. There were no REO acquisitions in the six months ended June 30, 2023 and 2022.

The decrease in holding costs, net of other income when comparing the six months ended June 30, 2023 to the six months ended June 30, 2022 is due to a decrease in REO operating expenses of approximately $10 thousand due to the sale of REO in Stanislaus and San Francisco County during 2022. Holding costs, net of other income includes month-to-month rents received of approximately $3 thousand and $9 thousand for the six months ended June 30, 2023 and 2022, respectively for the unit-storage lockers and signage in San Francisco County.

See Note 5 (Real Estate Owned (REO) and Mortgages Payable) to the consolidated financial statements included in Part I, Item 1 of this report for detailed presentations of REO activity during the period.

Analysis and discussion of income from operations 2023 v. 2022 (three months ended)

Significant changes to net income for the three months ended June 30, 2023 compared to the same period in 2022 are summarized in the following table ($ in thousands).

		Provision for
	Net interest	(recovery of)	Operations	Net
	income	credit losses	expense	income
Three months ended
June 30, 2023	$1,075	—	1,126	$(48)
June 30, 2022	1,135	—	746	492
Change	$(60)	—	380	$(540)

Change
Decrease secured loans principal - average daily balance	(87)	—	(20)	(67)
Effective yield rate	105	—	—	105
Interest on line of credit and promissory note from related party	(79)	—	—	(79)
Interest on mortgages payable assumed at foreclosure	1	—	—	1
Decrease limited partners' capital - average balance	—	—	(22)	22
Increase in allocable expenses from the manager	—	—	15	(15)
Legal, audit and consulting	—	—	307	(307)
Timing of services rendered	—	—	49	(49)
REO holding costs	—	—	20	(20)
Late fees	—	—	—	(19)
Gain on sale, loans	—	—	—	(81)
Other	—	—	31	(31)
Change	$(60)	—	380	$(540)

The table above displays only significant changes to net income for the period and is not intended to cross foot.

Net interest income

Net interest income decreased approximately $60 thousand (5.3%) for the three months ended June 30, 2023 compared to the same period in 2022. The decrease in net interest income is due to an increase in interest expense due to an increase in the line of credit – average daily balance and a rapid increase in interest rates, offset by an increase in interest income of approximately $18 thousand (1.4%). The line of credit – average daily balance increased approximately $19 thousand (0.2%) for the three months ended June 30, 2023 compared to the same period in 2022, and the average interest rate on the line of credit increased 3.2 percent (64.6%) over the same period, resulting in an increase of approximately $82 thousand (65.1%) in interest expenses on the line of credit. See Key performance indicators table included above in Item 2 of this report for specific details of average interest rate on the line of credit.

Provision (recovery)/allowance for credit losses

In conjunction with the adoption of ASC 326 (CECL), the partnership recognized a cumulative-effect adjustment to partners’ capital of $65 thousand to recognize lifetime expected credit losses for secured loans at December 31, 2022. The limited number of loans and the short terms for which the loans are written enabled the manager to do a loan-by-loan analysis to determine the risk of loss. Beginning in 2023, the analysis is updated quarterly with any change to the expected credit losses recognized in the period. The analysis included projecting the outstanding principal for loans – individually and in total, by lien position – until maturity to determine the count, amount and weighted average LTV of the loans for future quarter and year ends.

See Note 4 (Loans) to the consolidated financial statements included in Part I, Item 1 of this report for a detailed presentation of allowance for credit losses.

Operations expense

Significant changes to operations expense for the three months ended June 30, 2023 compared to the same period in 2022 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs		Dissolution
	servicing	management	from	Professional	Consent	REO,
	fees	fees	RMC	services	expense	net	Other	Total
Three months ended
June 30, 2023	$217	52	167	256	353	78	3	$1,126
June 30, 2022	237	62	164	207	—	58	18	746
Change	$(20)	(10)	3	49	353	20	(15)	$380

Change
Decrease secured loans principal - average daily balance	(20)	—	—	—	—	—	—	(20)
Decrease limited partners' capital - average balance	—	(10)	(12)	—	—	—	—	(22)
Increase in allocable expenses from the manager	—	—	15	—	—	—	—	15
Legal, audit and consulting	—	—	—	—	307	—	—	307
Timing of services rendered	—	—	—	49	—	—	—	49
REO holding costs	—	—	—	—	—	20	—	20
Other	—	—	—	—	46	—	(15)	31
Change	$(20)	(10)	3	49	353	20	(15)	$380

Mortgage servicing fees

The decrease in mortgage servicing fees of approximately $20 thousand for the three months ended June 30, 2023 as compared to the same period in 2022, was due to a decrease in the secured loans principal – average daily balance to approximately $57.9 million from approximately $61.8 million. Fees are charged by RMC at the annual rate of 1.5%.

Asset management fees

For the management of the partnership’s loan portfolio, the general partners are entitled to an Asset Management Fee in an amount up to 1/32 of 1% of the “net asset value” of the partnership (3/8 of 1% annually). The decrease in asset management fees for the three months ended June 30, 2023, as compared to the same period in 2022, was due to the decrease in limited partners’ capital – average balance to approximately $53.9 million from $64.8 million.

Costs from RMC

RMC is entitled to request reimbursement for operations expense incurred on behalf of RMI VIII, including without limitation, RMC’s personnel and non-personnel costs incurred for qualifying business activities, including investor services, accounting, tax and data processing, postage and out-of-pocket general and administration expenses. The increase in costs from RMC of approximately $3 thousand for the three months ended June 30, 2023 as compared to the same period in 2022 was due to an increase in allocable payroll and professional services of approximately $15 thousand, which was offset by a reduction of the partnership’s limited partners’ capital as a percent of the total capital of the related mortgaged funds managed by RMC of approximately $12 thousand.

Professional services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The increase in professional services of approximately $49 thousand for the three months ended June 30, 2023 compared to the same period in 2022 was due to timing differences of services rendered and an increase in legal, audit and consulting fees due to increased activities related to CECL adoption.

Dissolution Consent Solicitation

On May 19, 2023, the partnership filed a Consent Solicitation Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 with the SEC in connection with the Dissolution Consent Solicitation.

The expense related to the Dissolution Consent Solicitation was approximately $353 thousand in the three months ended June 30, 2023. On August 4, 2023, the partnership entered into the Plan of Dissolution following the receipt of required consents of limited partners approving the Dissolution and the Plan of Dissolution. Costs related to the Dissolution Consent Solicitation for July 2023 totaled approximately $65 thousand.

REO, net

The REO balance was approximately $5.9 million and $8.3 million at June 30, 2023 and 2022, respectively. There were no REO acquisitions in the three months ended June 30, 2023 and 2022.

The increase in holding costs, net of other income when comparing the three months ended June 30, 2023 to the three months ended June 30, 2022 is due to an increase in REO operating expenses of approximately $14 thousand for the two Hollywood Hills single-family residences and a decrease in month-to-month rents of approximately $6 for the unit-storage lockers and signage in San Francisco County.

See Note 5 (Real Estate Owned (REO) and Mortgages Payable) to the consolidated financial statements included in Part I, Item 1 of this report for detailed presentations of REO activity during the period.

Cash flows and liquidity

Cash flows by business activity for the six months ended June 30, 2023 and 2022 are presented in the following table ($ in thousands).

	Six Months Ended June 30,
	2023	2022
Limited partners’ capital
Withdrawals, net of early withdrawal fees	$(4,723)	$(6,510)
Early withdrawal penalties	(49)	(76)
Distributions	(360)	(596)
Cash (used in) limited partners' capital	(5,132)	(7,182)

Borrowings
Line of credit advances, net	(900)	10,000
Interest paid	(435)	(143)
Debt issuance costs paid - line of credit	—	(57)
Mortgages repaid	(28)	—
Promissory note received from related party	3,300	1,000
Promissory note repaid to related party	—	(1,000)
Cash provided by borrowings	1,937	9,800

Loan earnings and payments
Interest received, net	1,886	2,407
Late fees and other loan income	6	(99)
Loans funded, net	(5,700)	(30,838)
Principal collected	4,540	15,866
Loans transferred to related mortgage fund	3,956	996
Loans sold to non-affiliate, net	—	6,583
Advances (funded by) received from loans	(50)	88
Cash provided by (used in) loan production	4,638	(4,997)

REO
Holding costs	(156)	(44)
Cash (used in) REO operations and sales	(156)	(44)

RMC payments - formation loan	—	334

Operations expense, excluding REO holding costs	(1,781)	(1,493)

Net (decrease) in cash	$(494)	$(3,582)
Cash, end of period	$469	$321

Liquidity and Capital Resources

Under the Plan of Dissolution, all assets of the partnership, including cash available from interest and principal payments on partnership loans, proceeds from the sale of real estate owned and partnership loans, and RMC’s repayment (primarily from the proceeds of the dissolution fee) of the amounts owed on the formation loan and of the general partners’ capital deficit (i.e., the deficit restoration obligation), will be applied and distributed in the following order of priority:

•
First, to the payment of operations expense, including liabilities to professional services providers and government agencies (principally property and other taxes), fees and cost reimbursements to RMC, asset management fees to the general partners, loan administration and collection costs, and such other general and administrative expenses of the partnership’s business and compliance activities and then to the payment and discharge of all of the partnership’s then current debts and liabilities to banks (and any other lenders); and
•
Thereafter, quarterly, within seven (7) business days after the end of each calendar quarter, to the limited and general partners in proportion to their respective capital account balances, after (i) taking into account income and loss allocations for the applicable calendar quarter and (ii) deducting the Dissolution Fee as calculated on the last business day of the quarter. Quarterly net income, if any, will be distributed pro rata to all limited partners and by disbursement separate from capital distribution payments.

Effective as of the Dissolution Date, RMC will be entitled to collect the Dissolution Fee, which is equal to 7.0% of each capital distribution to be made to the Limited Partners over the course of the wind-up period. The Dissolution Fee amounts received by RMC are intended to first be remitted back to the partnership in satisfaction of amounts owed by RMC on the formation loan and to restore the general partners’ capital deficit (i.e., the deficit restoration obligation) required by the Partnership Agreement. The Dissolution Fee will be treated as an expense of the partnership and included in the allocation of income/losses to limited partners’ capital accounts.

In periods prior to the Dissolution Date, the ongoing sources of funds for loans were the proceeds (net of withdrawals from limited partners’ capital accounts and operation expense) from:

•
loan payoffs;
•
borrowers’ monthly principal and interest payments;
•
line of credit advances;
•
loan sales to unaffiliated third parties;
•
REO sales;
•
payments from RMC on the outstanding balance of the formation loan; and
•
earnings retained (i.e., not distributed) in partners’ capital accounts.

Prior to the Dissolution Date, the partnership’s only obligations were to make scheduled payments on the LOC and the first mortgage payable and to fund capital account withdrawal requests subject to cash available pursuant to the terms of the Partnership Agreement. RMI VIII’s cash balances were planned to be maintained at levels sufficient to support on-going operations and satisfy obligations.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the manager’s or partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2023, the partnership was not involved in any legal proceedings or governmental proceedings other than those that would be considered part of the normal course of business. In the normal course of business, the partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce provisions of the deeds of trust, collect the debt owed under promissory notes or protect or recoup its investment from real property secured by the deeds of trust and resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the partnership (i.e., exceeding ten percent of the partnership’s consolidated current assets).

Item 1A. Risk Factors

On August 4, 2023, the general partners of RMI VIII entered into a plan of dissolution (“Plan of Dissolution”) following the receipt of required consents of limited partners approving the dissolution of the partnership (the “Dissolution”) and the Plan of Dissolution. Set forth below is a discussion of risks and uncertainties that could materially affect the wind-up of the partnership’s affairs in connection with the Dissolution.

Dissolution can be an involved process dependent on a number of factors, some of which are beyond RMC’s control. Any of these factors could affect the anticipated timing and results of the wind-up activities in connection with the Dissolution.

RMC expects to complete the wind-up activities approximately 12 to 18 months from the Dissolution Date. Dissolution, however, can be an involved process dependent on a number of factors – including factors such as general economic conditions; real estate values in the California counties in which the loan-collateral property is located; borrower-initiated legal actions; the willingness of investors to purchase loans from the Partnership at an acceptable price; climate conditions/events; and health concerns/restrictions – that are beyond RMC’s control. Any of these factors could affect the anticipated timing and results of the wind-up activities.

Distributions to limited partners will not commence until all obligations and liabilities of the Partnership have been paid in full, and the timing of and the total amount available for such distributions are not determinable with certainty.

Under the Plan, the Partnership Agreement and the California Uniform Limited Partnership Act of 2008 (the “Act”), distributions to limited partners, will not commence until all obligations and liabilities of the Partnership have been paid in full. While the total amount to be collected from wind-up activities – and over what period – are not determinable with certainty, RMC anticipates – based on expected loan maturities and payoffs and the expected timing of the sale of the REO in Southern California – that all of the partnership’s bank borrowings under the line of credit and other obligations and liabilities will be repaid by the end of the second quarter of 2024. Quarterly capital distributions to the limited partners would therefore likely commence by the second or third quarter of 2024. However, given the uncertainty as to the amount and timing of proceeds RMC would be able to obtain in connection with wind-up activities, there can be no assurance as to the amount and timing of cash available to distribute to limited partners after payment of partnership obligations and liabilities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of securities by the partnership which were not registered under the Securities Act of 1933.

For periods prior to the Dissolution Date, withdrawals were made once a quarter, on the last business day of the quarter. Withdrawals for the three months ended June 30, 2023 were approximately $2.2 million. The maximum number of units that could have been withdrawn in any year and the maximum amount of withdrawals available in any period to partners were subject to certain limitations described in the Partnership Agreement.

Effective as of the Dissolution Date all scheduled withdrawals of limited partner capital made pursuant to the Partnership Agreement terminated in favor of quarterly pro rata withdrawals to all limited partners of cash received from the liquidation of partnership assets and available to fund capital distributions in accordance with the distribution provisions set forth in the Plan.

Item 3. Defaults Upon Senior Securities

There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within thirty (30) days relating to indebtedness of the partnership.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On August 21, 2023, Western Alliance Bank, the bank, and RMI VIII entered into a Second Loan Modification Agreement which amended and modified the credit agreement of 2022 discussed in Note 7 (Line of Credit) effective as of June 30, 2023 (the “second modification agreement” and together with the credit agreement of 2022, the “credit agreement of 2023”). The second modification agreement modified the credit agreement of 2022 to provide that, on a quarterly basis as of March 31, June 30, September 30 and December 31 of each calendar year during the term of the credit agreement of 2023, beginning June 30, 2023:

•
RMI VIII is required to hold at least $30 million of total assets less intangible assets held by the partnership and less the total liabilities owed by the partnership (“tangible net worth”);
•
In the event that: (i) the tangible net worth of the partnership is $45 million or greater, the partnership may borrow up to $9.1 million; (ii) the tangible net worth of the partnership is less than $45 million but is at least $35 million, the partnership may borrow up to $5.25 million; and (iii) the tangible net worth of the partnership is less than $35 million but is at least $30 million, the partnership may borrow up to $3.0 million.
•
RMI VIII is required to maintain a ratio of (a) EBITDA to (b) all regularly scheduled payments of principal and interest payable by the partnership to the bank under the credit agreement of 2023 equal to at least 1.25 to 1.00; and
•
RMI VIII is required to keep (i) the sum of the principal of loans outstanding with payments over sixty-one (61) days past due as determined by the bank’s guidance, less an amount of loan loss allowances maintained by the bank divided by (ii) the amount of outstanding principal advanced to the partnership pursuant to the credit agreement of 2023 (the “Outstanding Principal Owed”) to less than fifty percent (50%) in the event the Outstanding Principal Owed is greater than $5 million. In the event the Outstanding Principal Owed equals $5 million or less, there will be no breach in the event the amount determined pursuant to the foregoing sentence is equal to fifty percent (50%) or greater.

This summary of the second modification agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the second modification agreement which is attached hereto as Exhibit 10.2 and incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description of Exhibits

2.1

Plan of Dissolution of Redwood Mortgage Investors VIII, L.P. dated August 4, 2023 (incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K (File No. 000-27816) filed on August 9, 2023)

3.1	Second Amendment to Sixth Amended and Restated Limited Partnership Agreement of Redwood Mortgage Investors VIII, L.P. dated July 20, 2023.

10.1

First Loan Modification Agreement dated as of March 4, 2022 (filed as Exhibit 10.1 to the Partnership’s Current Report on Form 8-K dated as of March 11, 2022, (File No. 000-27816 ) incorporated herein by reference.)

10.2	Second Loan Modification and Waiver Agreement dated as of August 21, 2023

31.1	Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD MORTGAGE INVESTORS VIII, L.P., a California Limited Partnership
(Registrant)

Date: August 24, 2023	By:		Redwood Mortgage Corp., General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer), Director

Date: August 24, 2023	By:		Michael R. Burwell, General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	General Partner