Form 10-Q
period 2023-09-30
REDWOOD MORTGAGE INVESTORS VIII
filed 2023-11-14
CIK 889123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Part I –FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Consolidated Balance Sheets

September 30, 2023 and December 31, 2022 (unaudited)

($ in thousands)

	September 30,	December 31,
	2023	2022
ASSETS
Cash, in banks	$398	$963
Loans
Principal	54,589	60,088
Advances	132	59
Accrued interest	1,487	570
Prepaid interest	(60)	(496)
Loan balances secured by deeds of trust	56,148	60,221
Allowance for credit losses	(120)	(55)
Loan balances secured by deeds of trust, net	56,028	60,166

Receivable from related mortgage funds (Note 3)	—	68

Real estate owned (REO), net	5,911	5,911

Debt issuance costs, net	14	36
Other assets	62	49
Total assets	$62,413	$67,193

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable	$230	$284
Payable to manager (Note 3)	51	154
Accrued liabilities	1,314	1,103
Line of credit	7,410	10,000
Promissory note to related mortgage fund (Note 3)	2,800	—
Mortgage payable	1,312	1,347
Total liabilities	13,117	12,888

Commitments and Contingencies (Note 8)

Partners’ capital
Limited partners’ capital	52,606	57,616
General partners’ deficit	(608)	(609)
Total partners’ capital	51,998	57,007

Receivable from manager (formation loan)	(2,702)	(2,702)

Partners’ capital, net of formation loan	49,296	54,305

Total liabilities and partners’ capital	$62,413	$67,193

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Consolidated Statements of Income (Loss)

For the Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)

($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Interest income	$1,100	$1,234	$3,672	$3,840
Interest expense
Line of credit	(265)	(146)	(681)	(342)
Mortgages payable	(14)	(10)	(42)	(40)
Total interest expense	(279)	(156)	(723)	(382)
Net interest income	821	1,078	2,949	3,458
Late fees	23	31	29	57
Gain on sale, loans	—	41	—	122
Total revenue, net	844	1,150	2,978	3,637

Provision for credit losses	—	—	—	—

Operations expense
Mortgage servicing fees to Redwood Mortgage Corp.	212	300	650	760
Asset management fees to Redwood Mortgage Corp.	49	59	155	186
Costs from Redwood Mortgage Corp.	149	203	494	542
Professional services	315	251	953	809
Dissolution Consent Solicitation	123	—	556	—
REO, net (Note 5)	50	(241)	182	(99)
Other	5	7	29	26
Total operations expense	903	579	3,019	2,224

Net income (loss)	$(59)	$571	$(41)	$1,413

Net income (loss)
Limited partners (99%)	$(59)	$566	$(41)	$1,399
General partners (1%)	—	5	—	14
	$(59)	$571	$(41)	$1,413

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Consolidated Statements of Changes in Partners’ Capital

For the Three Months Ended September 30, 2023 (unaudited)

($ in thousands)

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance, June 30, 2023	$52,691	$(608)	$52,083
Net loss	(59)	—	(59)
Distributions	(26)	—	(26)
Balance, September 30, 2023	$52,606	$(608)	$51,998

For the Nine Months Ended September 30, 2023 (unaudited)

($ in thousand)

	Limited	General	Total
	Partners’	Partners’	Partners’
	Capital	Capital (Deficit)	Capital
Balance at December 31, 2022	$57,616	$(609)	$57,007
Adoption of ASC 326	167	1	168
Balance, January 1, 2023	57,783	(608)	57,175
Net loss	(41)	—	(41)
Distributions	(363)	—	(363)
Withdrawals	(4,773)	—	(4,773)
Balance, September 30, 2023	$52,606	$(608)	$51,998

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

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022 (unaudited)

($ in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Interest income received	$2,552	$4,373
Interest expense	(718)	(409)
Late fees and other loan income	29	78
Operations expense	(2,893)	(2,521)
Total cash (used in) provided by operating activities	(1,030)	1,521

Investing activities
Loans
Loans funded	(5,700)	(47,169)
Principal collected	7,243	28,462
Loans transferred to related mortgage fund	3,956	3,284
Proceeds from loans sold to non-affiliate, net	—	9,893
Advances (funded) collected	(73)	75
Total – Loans	5,426	(5,455)
REO – sales proceeds, net	—	2,490
Total cash provided by (used in) investing activities	5,426	(2,965)

Financing activities
Partners' capital
Partner withdrawals, net of early withdrawal penalties	(4,723)	(9,625)
Early withdrawal penalties	(50)	(100)
Partner distributions	(363)	(871)
Cash distributions to partners, net	(5,136)	(10,596)
Line of credit
Advances	—	11,000
Repayments	(2,590)	(1,000)
Debt issuance costs	—	(57)
Cash (used in) provided by line of credit	(2,590)	9,943

Promissory note received from related mortgage fund	2,800	1,000
Promissory note repaid to related mortgage fund	—	(1,000)
Mortgages repaid	(35)	(105)
RMC payments – formation loan	—	496
Total cash used in financing activities	(4,961)	(262)

Net (decrease) in cash	(565)	(1,706)
Cash, beginning of period	963	3,903
Cash, end of period	$398	$2,197

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022 (unaudited)

($ in thousands)

Reconciliation of net income (loss) to net cash (used in) provided by operating activities:

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(41)	$1,413
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Gain on sale, loans	—	(122)
Amortization of debt issuance costs	21	28
REO – (decrease) increase in valuation allowance	—	(261)
Change in operating assets and liabilities
Loan payments in trust	—	21
Accrued interest	(684)	(194)
Prepaid interest	(435)	726
Receivable from related party	68	—
Other assets	(13)	(3)
Accounts payable and accrued liabilities	157	(109)
Payable to related party	(103)	22
Total cash (used in) provided by operating activities	$(1,030)	$1,521

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2023 (unaudited)

NOTE 1 – ORGANIZATION AND GENERAL

Redwood Mortgage Investors VIII, L.P., a California Limited Partnership (“RMI VIII” or “the partnership”), was formed in 1993 to engage in business as a mortgage lender and investor by making and holding-for-investment mortgage loans secured by California real estate, primarily by first and second deeds of trust. The partnership is externally managed by Redwood Mortgage Corp. (“RMC” or “the manager”). The general partners are RMC and Michael R. Burwell, the President, Secretary and Treasurer of RMC and its principal shareholder. RMC provides the personnel and services necessary to conduct the business of the partnership, as RMI VIII has no employees of its own. The general partners are entitled to one percent (1%) of profits or losses of the partnership. The mortgage loans the partnership funds and/or invests in, are arranged and generally serviced by RMC.

In the opinion of management of RMC, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly and accurately the consolidated financial information included therein. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the partnership’s Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results to be expected for the full year.

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

Under the Plan, RMI VIII has ceased making new loans and will only engage in business activities necessary or convenient to wind-up the partnership’s business and distribute partnership assets. As part of the wind-up activities, RMC, in its sole discretion, will liquidate the partnership’s assets as promptly as is consistent with obtaining the current fair value thereof, which may include: (i) collecting loan payments from borrowers under existing loan terms; (ii) selling loans to third parties; (iii) selling loans to either or both general partners or their affiliates, subject to the limitations set forth in the Partnership Agreement; (iv) enforcing delinquent loans through foreclosure or negotiating settlements with the borrowers and/or any guarantors or other obligors on such loans; (v) selling any “real estate owned” (property acquired by foreclosure) held by the partnership; and (vi) taking any other actions determined by RMC to be consistent with recovering the fair market value of any partnership assets and authorized in the Partnership Agreement and the Plan. RMC may sell all, or substantially all, of the loans in the partnership’s portfolio to one or more unaffiliated third party purchasers (a “Portfolio Sale”), provided RMC determines, in its reasonable judgment, that the applicable Portfolio Sale is in the interest of the partnership and the limited partners taking into account the value of the loans in the portfolio being sold and the potential cost savings and other economic advantages gained from the sale of several loans in a single transaction rather than on a loan-by-loan basis. Under the Plan, RMC is entitled to a dissolution fee in an amount equal to 7.0% of each capital distribution to be made to the limited partners over the course of the wind-up period (the “Dissolution Fee”). The Dissolution Fee is to be paid to RMC quarterly, on or by the last business day of each calendar quarter based on the expected capital distribution to be paid to the limited partners for such quarter. The Dissolution Fee is treated as an expense of the partnership and included in the allocation of income/losses to limited partners’ capital accounts. RMC will continue to collect loan servicing fees, cost reimbursements, and other fees received as manager of the partnership, in addition to the Dissolution Fee, and the general partners will continue to collect asset management fees.

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

September 30, 2023 (unaudited)

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

The foregoing is a summary of the Plan of Dissolution and is qualified in its entirety by the terms of the Plan of Dissolution, a copy of which is filed as Exhibit 2.1 to the partnership’s Form 8-K filed with the SEC on August 9, 2023.

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

September 30, 2023 (unaudited)

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

In periods prior to the Dissolution Date, the partnership intended to hold until maturity the loans in which it invested and did not intend to invest in mortgage loans primarily for the purpose of reselling such loans in the ordinary course of business, except when the manager determined that it appeared to be advantageous for the partnership to do so, based upon then current interest rates, the length of time that the loan had been held by the partnership, the partnership’s credit risk and concentration risk and the overall investment objectives of the partnership. Loans sold to third parties were sold for par, at a premium or, in the case of loans with payments in arrears or under performing loans, at a discount. Partnership loans were sold to third parties or to related mortgage funds managed by RMC. Any loans sold to the manager or a related mortgage fund thereof were sold for a purchase price equal to the greater of (i) the par value of the loan or (ii) the fair market value of the loan. The manager did not receive commissions or broker fees with respect to loan sales conducted for the partnership; however, selling loans did increase partnership capital available for investing in new loans for which the manager earned brokerage fees and other forms of compensation.

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

From and after the Dissolution Date, all limited partners, including limited partners who previously elected not to receive periodic distributions, begin receiving quarterly distributions of the partnership’s net income (if any) as set forth in the Plan of Dissolution. The percentage of limited partners electing distribution of allocated net income, by weighted average to total partners' capital was approximately 56% at September 30, 2022.

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

September 30, 2023 (unaudited)

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

September 30, 2023 (unaudited)

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

Loans with a payment in arrears continue to recognize interest income as long as the loan is in the process of collection with the borrower and is considered to be well-secured. Loans are generally placed on non-accrual status if management determines that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (i.e., a notice of sale is filed and/or when the borrower files for bankruptcy) or when the loan is no longer considered well-secured (i.e., the LTV for the loan based on the estimated net realizable value of the collateral and the total principal, advances and accrued interest (at the note rate) is at or greater than eighty percent (80%), seventy-five percent (75%) for lands outside of metropolitan areas). When a loan is placed on non-accrual status, the accrual of interest is discontinued – beginning with the then current month – for accounting purposes only; however, previously recorded interest is not reversed. A loan may return to accrual status when all delinquent loan payments are cured and the loan becomes current in accordance with the terms of the loan agreement. In periods prior to January 1, 2023, loans were placed on non-accrual status if 180 days delinquent or earlier if management determined that the primary source of repayment would come from the foreclosure and subsequent sale of the collateral securing the loan (which usually occurs when a notice of sale is filed) or when the loan was no longer considered well-secured.

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

September 30, 2023 (unaudited)

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

Accrued liabilities

Accrued liabilities at September 30, 2023 and December 31, 2022 were approximately $1.3 million and $1.1 million, respectively, the significant components of which are accrued professional and consulting fees (approximately $1.2 million and $993 thousand, respectively), accrued REO property taxes and mortgage interest expense ($28 thousand and approximately $13 thousand, respectively) and accrued interest on the line of credit (approximately $53 thousand and $61 thousand, respectively).

Debt issuance costs

Debt issuance costs are the fees and commissions incurred in the course of obtaining a line of credit for services from banks, law firms and other professionals and are amortized on a straight-line basis, which approximates the interest method, as interest expense over the term of the line of credit.

Reclassification

Certain amounts on the statements of income for the nine months ended September 30, 2023 have been reclassified. Amounts previously included in other and professional service expense are categorized as dissolution consent solicitation expense. There was no change in total operations expenses on the statements of income.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2023 (unaudited)

Recently issued accounting pronouncements

None at September 30, 2023 are applicable to the partnership.

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

Commissions and fees are paid by the borrowers to RMC

-
Brokerage commissions, loan originations

For periods prior to the Dissolution Date, fees in connection with the review, selection, evaluation and negotiation of loans (including extensions), the general partners collected loan brokerage commissions (points) limited to an amount not to exceed 4% of the total partnership assets per year. The loan brokerage commissions were paid by the borrowers to RMC, and thus were not an expense of the partnership. Loan brokerage commissions paid by the borrowers to RMC approximated $22 thousand and $269 thousand for the three months ended September 30, 2023 and 2022, respectively, and $172 thousand and $902 thousand for the nine months ended September 30, 2023 and 2022, respectively.

For periods after the Dissolution Date, all fees paid by the borrowers to RMC are extension fees.

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

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2023 (unaudited)

Formation loan

Commissions for sales of limited partnership units paid to broker-dealers (“B/D sales commissions”) were paid by RMC and were not paid directly by the partnership out of offering proceeds. Instead, the partnership advanced to RMC amounts sufficient to pay the B/D sales commissions and premiums paid to partners in connection with unsolicited orders up to 7% of offering proceeds. The receivable arising from the advances is unsecured and non-interest bearing and is referred to as the “formation loan”. Since its inception, the partnership’s advances totaled $22.6 million, of which $2.7 million remains outstanding at September 30, 2023.

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

The formation loan transactions for the nine months ended September 30 are presented in the following table ($ in thousands).

	2023	2022
Balance, January 1	$2,702	$3,361
Payments received from RMC	—	(496)
Balance, September 30	$2,702	$2,865

Effective as of the Dissolution Date, RMC is entitled to collect the Dissolution Fee, which is equal to 7.0% of each capital distribution to be made to the limited partners over the course of the wind-up period. The Dissolution Fee amounts received by RMC are intended to first be remitted back to the partnership in satisfaction of amounts owed by RMC on the formation loan and to restore the general partners’ capital deficit (i.e., the deficit restoration obligation) required by the Partnership Agreement. Any proceeds of the Dissolution Fee remaining after payment of the formation loan and restoration of the general partners’ capital deficit will be retained by RMC. The Dissolution Fee will be treated as an expense of the partnership and included in the allocation of income/losses to limited partners’ capital accounts.

Limited partner capital - withdrawals

Withdrawals of limited partners’ capital for the three and nine months ended September 30 are presented in the following table ($ in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
Withdrawals	2023	2022	2023	2022
Without penalty	$—	$2,900	$4,284	$8,741
With penalty	—	239	489	984
Total	$—	$3,139	$4,773	$9,725

Scheduled, at September 30,	$—	$15,708	$—	$15,708
Percentage of scheduled withdrawals in end of period capital	0.0%	26.0%	0.0%	26.0%

Effective as of the Dissolution Date: (i) all limited partners, including limited partners who previously elected not to receive periodic distributions of partnership net income under the Partnership Agreement, begin receiving quarterly distributions of the partnership’s net income (if any); and (ii) all scheduled withdrawals of limited partner capital made pursuant to the Partnership Agreement terminated in favor of quarterly pro rata withdrawals to all limited partners of cash received from the liquidation of partnership assets and available to fund capital distributions in accordance with the distribution provisions set forth in the Plan. For the three months ended September 30, 2023, there were no income allocations or liquidations.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2023 (unaudited)

Other related party transactions

-
Payable to/receivable from related mortgage funds and manager

From time to time, in the normal course of business operations, the partnership may have payables to and/or receivables from related parties. At September 30, 2023, the payable to related parties of approximately $51 thousand consisted of accounts payable due to the manager. These related party transactions were settled in October 2023. There were no receivables from related parties at September 30, 2023.

At December 31, 2022, the payable to related parties of approximately $154 thousand consisted of accounts payable and cost reimbursements to the manager. At December 31, 2022, the receivable from related parties of approximately $68 thousand consisted of accounts receivable from related mortgage funds. These related party transactions outstanding at December 31, 2022 were settled in March 2023.

-
Loan transactions with related mortgage funds

In the ordinary course of business, performing loans may be transferred by executed assignment, in-part or in-full, between the RMC managed mortgage funds at par, which approximates fair value.

In the nine months ended September 30, 2023, RMI VIII transferred to related mortgage funds five performing loans with aggregate principal of approximately $4.0 million at par value, which approximates fair value. The related mortgage funds paid cash for the loans and RMI VIII has no continuing involvement with the loans. No loans were transferred from related mortgage funds to RMI VIII.

In the nine months ended September 30, 2022, RMI VIII transferred to a related mortgage fund four performing loans with aggregate principal of approximately $3.3 million at par value, which approximates fair value. The related mortgage fund paid cash for the loans and RMI VIII has no continuing involvement with the loans. No loans were transferred from related mortgage funds.

-
Promissory note repaid to related mortgage fund

In June, 2023, RMI VIII borrowed from a related mortgage fund $3.3 million secured by the net cash flow payable on three mortgage loans totaling approximately $7.5 million which were expected to be paid off by October 1, 2023. The promissory note balance at September 30, 2023 was $2.8 million and matures December 29, 2023 (extended from the original maturity date of October 1, 2023). Interest on the loan accrues at 8.75% per annum through a term ending on the earlier of (i) the payoff of pledged mortgage loans; and (ii) December 29, 2023. The promissory note payable to the related mortgage fund is secured by all proceeds payable to RMI VIII upon the payoff or repayments of the pledged mortgage loans, net of any amounts outstanding by RMI VIII on its line of credit secured by the pledged mortgage loans.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2023 (unaudited)

NOTE 4 – LOANS

In periods prior to the Dissolution Date, loans were generally funded at a fixed interest rate with a loan term of up to five years. Loans acquired between related mortgage funds are generally done so within the first six months of origination and are purchased at par value, which approximates fair value. See Note 3 (General Partners and Other Related Parties) for a description of loans transferred by executed assignments between the related mortgage funds.

The partnership’s loans are secured by real estate in coastal California metropolitan areas. The portfolio segments are first and second trust deeds mortgages and the key credit quality indicator is the LTV ratio. First mortgages are predominant, but second lien deeds of trust are not infrequent nor insignificant. First-mortgage loans comprised 95% of the portfolio at September 30, 2023 (93% at December 31, 2022).

Secured loans unpaid principal balance (principal)

Secured loan transactions for the three and nine months ended September 30, 2023 are summarized in the following table ($ in thousands).

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Total	First Trust Deeds	Second Trust Deeds	Total	First Trust Deeds	Second Trust Deeds
Principal, beginning of period	$57,292	$54,544	$2,748	$60,088	$55,803	$4,285
Loans funded	—	—	—	5,700	4,200	1,500
Principal collected	(2,703)	(2,701)	(2)	(7,243)	(6,136)	(1,107)
Loans transferred to related mortgage fund	—	—	—	(3,956)	(2,024)	(1,932)
Principal, end of period	$54,589	$51,843	$2,746	$54,589	$51,843	$2,746

During the three and nine months ended September 30, 2023, the partnership extended one and three maturing loans with aggregated principal of approximately $880 thousand and $3.1 million, respectively, which is not included in the activity shown in the table above. The loans have an average extension period of approximately 24 months and 14 months during the three and nine months ended September 30, 2023, respectively and were current and deemed well collateralized (i.e., the current LTV for the collateral was within lending guidelines as discussed in Note 2 to these financial statements). Interest rates charged to borrowers may be adjusted in conjunction with the loan extensions to reflect current market conditions. These loan extensions were made not to forestall collection of a distressed nor an insufficiently collateralized debt from a borrower experiencing financial difficulties, but rather to provide – for an extension fee paid to RMC by the borrower – the additional time and flexibility to pursue opportunities to optimize the performance of the borrower’s real property investment. These opportunities may include expected lower-than-current long-term interest rates at the completion of the extension term and/or expected higher than current rents or sale prices, resulting from either improved market conditions or improved physical condition and/or financial performance of the property.

As of September 30, 2023, there were no commitments to lend outstanding and no construction or rehabilitation loans outstanding.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2023 (unaudited)

Loan characteristics

Secured loans had the characteristics presented in the following table ($ in thousands).

	September 30,	December 31,
	2023	2022
Number of secured loans	14	21
First trust deeds	12	18
Second trust deeds	2	3

Secured loans – principal	$54,589	$60,088
First trust deeds	$51,843	$55,803
Second trust deeds	$2,746	$4,285

Secured loans – lowest interest rate (fixed)	7.3%	7.3%
Secured loans – highest interest rate (fixed)	12.0%	10.8%

Average secured loan – principal	$3,899	$2,861
Average principal as percent of total principal	7.1%	4.8%
Average principal as percent of partners’ capital, net of formation loan	7.9%	5.3%
Average principal as percent of total assets	6.2%	4.3%

Largest secured loan – principal	$9,000	$9,000
Largest principal as percent of total principal	16.5%	15.0%
Largest principal as percent of partners’ capital, net of formation loan	18.3%	16.6%
Largest principal as percent of total assets	14.4%	13.4%

Smallest secured loan – principal	$634	$437
Smallest principal as percent of total principal	1.2%	0.7%
Smallest principal as percent of partners’ capital, net of formation loan	1.3%	0.8%
Smallest principal as percent of total assets	1.0%	0.7%

Number of California counties where security is located	8	10
Largest percentage of principal in one California county	32.3%	30.7%

As of September 30, 2023, 10 loans with principal of approximately $41.0 million provide for monthly payments of interest only, with the principal due at maturity, and four loans with principal of approximately $13.6 million (representing approximately 25% of the aggregate principal of the partnership’s loan portfolio) provide for monthly payments of principal and interest, typically calculated on a 30-year amortization, with the remaining principal due at maturity.

As of September 30, 2023, there were two loans in second lien position. The aggregate principal of these loans is approximately $2.7 million and the weighted average LTV at loan closing was 50.5%. Both loans were performing as of September 30, 2023.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2023 (unaudited)

As of September 30, 2023, there were four loans each with principal in excess of 10% of the total outstanding principal. The aggregate principal of these loans is approximately $32 million and the weighted average LTV at loan closing is 54.3%. The loans were in first lien position.

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

Property type

Secured loans summarized by property type are presented in the following table ($ in thousands).

	September 30, 2023			December 31, 2022
	Loans	Principal	Percent	Loans	Principal	Percent
Single family(1)	2	$3,351	6%	4	$5,874	10%
Multi-family	2	7,550	14	3	8,326	14
Commercial	9	43,054	79	12	44,587	74
Land	1	634	1	2	1,301	2
Total principal, secured loans	14	$54,589	100%	21	$60,088	100%

(1)
Single family includes one to four unit residential buildings, condominium units, townhouses and condominium complexes. At September 30, 2023, single family consists of two loans with aggregate principal of approximately $3.4 million that are non-owner occupied. At December 31, 2022, single family consisted of four loans with aggregate principal of approximately $5.9 million that were non-owner occupied.

Lien position/LTV at origination

At funding, secured loans had the lien positions presented in the following table ($ in thousands).

	September 30, 2023			December 31, 2022
	Loans	Principal	Percent	Loans	Principal	Percent
First trust deeds	12	$51,843	95%	18	$55,803	93%
Second trust deeds	2	2,746	5	3	4,285	7
Total principal, secured loans	14	54,589	100%	21	60,088	100%
Liens due other lenders at loan closing		9,412			8,956
Total debt		$64,001			$69,044
Appraised property value at loan closing		$130,550			$138,924
LTV (weighted average) at loan closing		54.8%			55.4%

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2023 (unaudited)

Distribution of secured loans-principal by California counties

The distribution of secured loans within California by counties is presented in the following table ($ in thousands).

	September 30, 2023		December 31, 2022
	Principal	Percent	Principal	Percent
San Francisco Bay Area(2)
San Francisco	$17,645	32.3%	$18,425	30.7%
San Mateo	—	0.0	2,519	4.2
Santa Clara	12,214	22.4	12,266	20.4
Solano	3,550	6.5	3,550	5.9
Marin	1,500	2.7	1,099	1.8
Alameda	1,246	2.3	1,687	2.8
	36,155	66.2	39,546	65.8

Other Northern California
Stanislaus	634	1.2	1,301	2.2
Northern California Total	36,789	67.4	40,847	68.0

Southern California Coastal
Los Angeles	4,600	8.4	5,597	9.3
Orange	13,200	24.2	11,600	19.3
Santa Barbara	—	0.0	2,044	3.4
Southern California Total	17,800	32.6	19,241	32.0
Total principal, secured loans	$54,589	100.0%	$60,088	100.0%

(2)
Includes the Silicon Valley

Scheduled maturities/Secured loans-principal

Secured loans scheduled to mature in periods as of and after September 30, 2023 are presented in the following table ($ in thousands).

				First Trust Deeds		Second Trust Deeds
	Loans	Principal	Percent	Loans	Principal	Loans	Principal
2023 (scheduled to mature after September 30)	2	$4,064	7%	2	$4,064	—	$—
2024	3	6,950	13	2	5,450	1	1,500
2025	2	9,880	18	2	9,880	—	—
2026	1	1,246	2	—	—	1	1,246
2027	2	12,334	23	2	12,334	—	—
Total scheduled maturities	10	34,474	63	8	31,728	2	2,746
Matured(3)	4	20,115	37	4	20,115	—	—
Total principal, secured loans	14	$54,589	100%	12	$51,843	2	2,746

(3)
See Delinquency/Secured loans with payments in arrears below for additional information on matured loans.

Scheduled maturities are presented based on the most recent in-effect agreement with the borrower, including forbearance agreements. As a result, matured loans at September 30, 2023, for the scheduled maturities table may differ from the same captions in the tables of delinquencies and payments in arrears that are based on the loan terms and do not consider forbearance agreements. For matured loans, the partnership may continue to accept payments while pursuing collection of principal or while negotiating an extension of the maturity date.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2023 (unaudited)

Delinquency/Secured loans

Secured loans principal summarized by payment-delinquency status are presented in the following table ($ in thousands).

	September 30, 2023		December 31, 2022
	Loans	Principal	Loans	Principal
Current	10	$34,474	18	$54,359
Past Due
30-89 days	—	—	—	—
90-179 days	—	—	2	2,009
180 or more days	4	20,115	1	3,720
Total past due	4	20,115	3	5,729
Total principal, secured loans	14	$54,589	21	$60,088

At September 30, 2023 and December 31, 2022, there were no loan forbearance agreements in effect. All four loans past due at September 30, 2023 were in first lien position and had principal payments in arrears of approximately $20.1 million.

Delinquency/Secured loans with payments in arrears

Payments in arrears for secured loans (four loans) at September 30, 2023 are presented in the following tables ($ in thousands). At September 30, 2023, all loans with payments in arrears are loans past maturity.

	Loans		Principal		Interest(4)
At September 30, 2023	Past maturity	Monthly payments	Past maturity	Monthly payments	Past maturity	Monthly payments	Total payments in arrears
Past due
30-89 days (1-3 payments)	—	—	$—	$—	$—	$—	$—
90-179 days (4-6 payments)(5)	1	—	2,105	—	166	—	2,271
180 or more days (more than 6 payments)	3	—	18,010	—	1,145	—	19,155
Total past due	4	—	$20,115	$—	$1,311	$—	$21,426

(4)
Interest for September 2023 is due on October 1, 2023 and is not included in the amounts of payments in arrears at September 30, 2023.
(5)
One loan matured on July 1, 2023 with monthly payments in arrears since January 1, 2023.

Secured loans with payments in arrears, principal by LTV and lien position at September 30, 2023 are presented in the following table ($ in thousands). The LTVs shown in this table use the appraisals at origination of the loans.

	Secured loans with payments in arrears, principal
LTV(6)	First trust deeds	Percent(7)	Second trust deeds	Percent(7)	Total Principal	Percent(7)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	—	0.0	—	0.0	—	0.0
60-69%	11,710	21.4	—	0.0	11,710	21.4
Subtotal <70%	11,710	21.4	—	0.0	11,710	21.4

70-79%	8,405	15.4	—	0.0	8,405	15.4
Subtotal <80%	20,115	36.8	—	0.0	20,115	36.8

≥80%	—	0.0	—	0.0	—	0.0

Total	$20,115	36.8%	$—	0.0%	$20,115	36.8%

(6)
LTV classifications in the table above are based on principal, advances and interest unpaid at September 30, 2023.
(7)
Percent of total principal, secured loans (totaling $54.6 million) at September 30, 2023.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2023 (unaudited)

Non-accrual status/Secured loans

Secured loans in non-accrual status are summarized in the following table ($ in thousands).

	September 30, 2023	December 31, 2022
Number of loans	2	1
Principal	$8,405	$3,720
Advances	10	60
Accrued interest(8)	304	233
Total recorded investment	$8,719	$4,013
Foregone interest	$165	$233

(8)
Accrued interest in the table above is the amount of interest accrued prior to the loan being placed on non-accrual status, net of any payments subsequently.

Loans are generally placed on non-accrual status if management determines that the primary source of repayment will come from the foreclosure and subsequent sale of the collateral securing the loan (i.e., a notice of sale is filed and/or when the borrower files for bankruptcy) or when the loan is no longer considered well-secured.

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

Provision/allowance for credit losses

Activity in the allowance for credit losses for the nine months ended September 30 is presented in the following table ($ in thousands).

	2023			2022
	Principal and Advances	Interest	Total	Principal and Advances	Interest	Total
Balance, December 31	$30	$25	$55	$30	$25	$55
Adoption of ASC 326 (CECL)	30	35	65	—	—	—
Balance, January 1	60	60	120	30	25	55
Provision for (recovery of) credit losses	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—
Balance, September 30	$60	$60	$120	$30	$25	$55

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

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2023 (unaudited)

The analysis included projecting the outstanding principal for loans – individually and in total, by lien position – until maturity to determine the count, amount and weighted average LTV of the loans for future quarter and fiscal years.

				First Trust Deeds			Second Trust Deeds
	Loans	Principal	LTV	Loans	Principal	LTV	Loans	Principal	LTV
September 30, 2023	14	$54,589	54.8%	12	$51,843	55.1%	2	$2,746	50.5%

Year end
2023	8	30,410	45.5	6	27,664	45.0	2	2,746	50.5
2024	5	23,460	47.3	4	22,214	46.3	1	1,246	63.5
2025	3	13,580	37.8	2	12,334	35.2	1	1,246	63.5
2026	2	12,334	35.2	2	12,334	35.2	0	—	0.0
2027	0	—	0.0	0	—	0.0	0	—	0.0

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

In performing the analysis, the manager considered the vintages in which the secured loans originated. The ultimate collectability of the amounts owed is reliant on the estimation of the current fair value of the real property collateral and the time to maturity. Further there is no evidence, nor any indication in the analysis, that the ultimate collectability of the amounts owed fluctuates with the time on file or vintage. Such considerations are consistent with the ‘no-credit-losses’ experience of the partnership over the preceding five or more years. The LTVs shown in this table use the appraisals at origination of the loans.

	Secured loans, principal
LTV(9)	First trust deeds	Percent	Count	Second trust deeds	Percent	Count	Total principal	Percent
<40%	$12,984	23.8%	2	$1,500	2.7%	1	$14,484	26.5%
40-49%	—	0.0	—	—	0.0	—	—	0.0
50-59%	4,430	8.1	2	—	0.0	—	4,430	8.1
60-69%	22,594	41.4	5	1,246	2.3	1	23,840	43.7
Subtotal <70%	40,008	73.3	9	2,746	5.0	2	42,754	78.3

70-79%	11,835	21.7	3	—	0.0	—	11,835	21.7
Subtotal <80%	51,843	95.0	12	2,746	5.0	2	54,589	100.0

≥80%	—	0.0	—	—	0.0	—	—	0.0

Total	$51,843	95.0%	12	$2,746	5.0%	2	$54,589	100.0%

(9)
LTV classifications in the table above are based on principal, advances and interest unpaid at September 30, 2023.

NOTE 5 – REAL ESTATE OWNED (REO) AND MORTGAGE PAYABLE

REO at September 30, 2023 was comprised of three properties with a carrying value of approximately $5.9 million.

•
In Los Angeles County (Hollywood Hills), two single-family residences on separate, adjoining parcels.
•
In San Francisco County, a real estate interest comprised of a condominium unit consisting of storage lockers and signage rights for the exterior façade of the building.

The two Hollywood Hills single-family residences were acquired in June 2020 by foreclosure sales. The borrower contested the foreclosure sales by filing a state court action. That action was dismissed by the trial court. The dismissal was appealed by the borrower and the dismissal was affirmed on appeal.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2023 (unaudited)

There is a separate action brought by the borrower that is unrelated to title and remains pending. The partnership has possession of one of the properties and possession of the other property is being contested.

There is a mortgage note payable secured by a first trust deed on one of the Hollywood Hills properties that matures November 1, 2044. Principal was approximately $1.3 million at September 30, 2023. Monthly payments are approximately $8 thousand, with interest at 4.125% until October 31, 2024 after which interest is calculated at LIBOR plus 2.25%. As of September 30, 2023, payments on the mortgage note payable were current on all payments due through May 2023. As a result, the notice of default previously recorded in May 2023 due to defaults by the original borrower was rescinded in June 2023. At September 30, 2023, accrued liabilities includes accrued property taxes of approximately $22 thousand and prepaid insurance of approximately $4 thousand. Accounts payable at September 30, 2023 includes $198 thousand for negative escrow and unpaid late charges.

REO at September 30, 2022 was comprised of the three properties above and one other property, in San Francisco County, a residential unit in a condominium complex with a total carrying value of approximately $6.0 million.

The only REO disposition in 2022 was 14 acres of undeveloped land in Stanislaus County, which was sold in two separate transactions – approximately nine acres in July 2022, and the remaining approximately five acres in September 2022. The net combined sales proceeds approximated the adjusted carrying value after an adjustment to reduce the valuation allowance by approximately $261 thousand and after fees paid to RMC associated with management of the properties and arranging the sales of approximately $73 thousand which is included in Consolidated Statements of Income as mortgage servicing fee.

REO, net

REO, net in operations expense on the consolidated income statements is comprised of the following for the three and nine months ended September 30, 2023 and 2022 ($ in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Holding costs, net of other income	$(50)	$(20)	$(182)	$(162)
Valuation adjustments	—	261	—	261
REO, net	$(50)	$241	$(182)	$99

Holding costs, net of other income includes month-to-month rents received of approximately $13 thousand and $23 thousand for the three months ended September 30, 2023 and 2022, respectively and $16 thousand and $33 thousand for the nine months ended September 30, 2023 and 2022, respectively for unit-storage lockers and signage in San Francisco County.

NOTE 6 – FAIR VALUE

The following methods and assumptions are used when estimating fair value (Level 3 inputs).

Secured loans/performing

Due to the nature of the partnership’s loans and borrowers, the fair value of loan balances secured by deeds of trust is deemed to approximate the recorded amount (per the consolidated financial statements) as the partnership's loans:

•
are of shorter terms at origination than commercial real estate loans by institutional lenders and conventional single-family home mortgage lenders;
•
are written without a prepayment penalty causing uncertainty/a lack of predictability as to the expected duration of the loan; and
•
have limited marketability and are not yet sellable into an established secondary market.

Secured loans, with payments in arrears

The fair value of secured loans with payments in arrears is the lesser of the fair value of the collateral or the enforceable amount of the note. Secured loans with payments in arrears are collateral dependent because it is expected that the primary source of repayment will not be from the borrower but rather from the collateral. The fair value of the collateral is determined on a nonrecurring basis by exercise of judgment based on management’s experience informed by appraisals (by licensed appraisers), brokers’ opinion of values and publicly available information on in-market transactions (Level 3 inputs). When the fair value of the collateral exceeds the enforceable amount of the note, the borrower is likely to redeem the note. Accordingly, third party market participants would generally pay the fair value of the collateral, but no more than the enforceable amount of the note.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2023 (unaudited)

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

NOTE 7 – LINE OF CREDIT

In March 2020, RMI VIII entered into a Business Loan Agreement with Western Alliance Bank (“WAB”) (“original credit agreement”), which was amended and modified by the First Loan Modification Agreement effective March 4, 2022 (the “ first modification agreement” and together with the original credit agreement, the “2022 credit agreement”). Advances on the line of credit are used exclusively to fund secured loans.

Under the terms of the 2022 credit agreement, RMI VIII can borrow up to a maximum principal of $10 million subject to a borrowing base calculation set forth in the 2022 credit agreement. Amounts advanced under the 2022 credit agreement are secured by a first priority security interest in the notes and deeds of trust of the pledged loans included in the borrowing base. The maturity date of the 2022 credit agreement is March 13, 2024 when all amounts outstanding are then due. For a fee of one-quarter of one percent (0.25%), RMI VIII has the option at the maturity date to convert the then outstanding principal balance under the 2022 credit agreement to a two-year term loan maturing in March 2026.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2023 (unaudited)

The 2022 credit agreement provides for interest on the outstanding principal under the line of credit to be payable monthly and to accrue at the annual rate that is the greater of: (i) the 30-day American Interbank Offered Rate Term -30 Index published for loans in United States Dollars by the American Financial Exchange ("Ameribor") plus three and one-quarter percent (3.25%); and (ii) five percent (5.0%). Prior to the first modification agreement, interest on outstanding principal on the line of credit was payable monthly and accrued at the per annum rate of the greater of (i) five percent (5%) or (ii) the sum of the one-month LIBOR rate plus three and one-quarter percent (3.25%). If the partnership does not maintain the required compensating balance with a minimum daily average of $1.0 million for the calendar quarter, the interest rate automatically increases by one-quarter of one percent (0.25%) above that rate which would otherwise be applicable for the next calendar quarter retroactive to the beginning of the calendar quarter in which the compensating balance is not maintained. At September 30, 2023, the interest rate was eight and sixty two one-hundredths percent (8.62%).

For each calendar quarter during which the aggregate average daily outstanding principal is less than fifty percent (50%) of the maximum principal of $10 million, there is a quarterly unused line fee equal to one-half of one percent (0.50%) per annum of the average daily difference between the average principal outstanding and fifty percent (50%) of the maximum principal of $10 million.

Activity involving the line of credit for the nine months ended September 30 is presented in the following table ($ in thousands).

	2023	2022
Balance, January 1	$10,000	$—
Draws	—	11,000
Repayments	(2,590)	(1,000)
Balance, September 30,	$7,410	$10,000
Line of credit - average daily balance	$9,489	$7,933

The 2022 credit agreement provides for customary financial and borrowing base reporting by RMI VIII to WAB and specifies that the partnership shall maintain (i) minimum tangible net worth of $50 million, net of amounts due from related companies; (ii) debt service coverage ratio at all times of not less than 2.00 to 1.00; and (iii) loan payment delinquency of less than ten percent (10.0%) at calendar quarter-end, calculated as the principal of loans with payments over 61-days past due as determined by the lending bank’s guidance, less loan loss allowances, divided by total principal of the partnership’s loans. The loan agreement provided that in the event the loan payment delinquency rate exceeded 10.0% as of the end of any quarter (36.6% at September 30, 2023), WAB would cease to make any further advances until the company is compliant with the covenant but agreed not to accelerate repayment of the loan.

On August 21, 2023 WAB and the partnership entered into a Second Loan Modification Agreement (“second modification agreement”) to modify certain provisions of the 2022 credit agreement effective as of June 30, 2023 as a result of the adoption of the Plan of Dissolution. Under the Plan of Dissolution, the Partnership Agreement and the California Uniform Limited Partnership Act of 2008, distributions to limited partners, if any, will not commence until all obligations and liabilities of the Partnership have been paid in full.

Under the second modification agreement, the parties agreed that the partnership shall maintain a minimum tangible net worth equal to at least $30 million, net of amounts due from related companies; provided, however, that in the event that: (i) the tangible net worth of the partnership is $45 million or greater, the partnership may borrow up to $9.1 million; (ii) the tangible net worth of the partnership is less than $45 million but is at least $35 million, the partnership may borrow up to $5.25 million; and (iii) the tangible net worth of the partnership is less than $35 million but is at least $30 million, the partnership may borrow up to $3.0 million.

The second modification agreement further provides that the Partnership shall maintain a debt service coverage ratio at all times of not less than 1.25 to 1.00; and loan payment delinquency rate of less than fifty percent (50.0%) at calendar quarter-end if the borrowings are greater than $5.0 million, calculated as the principal of loans with payments over 61-days past due as determined by the WAB’s guidance, less loan loss allowances, divided by total principal of the partnership’s loans. The partnership has no obligation to maintain a loan payment delinquency rate upon the occurrence of the outstanding principal balance of borrowings having been reduced to below $5.0 million.

At September 30, 2023 and December 31, 2022, aggregate principal of pledged loans was approximately $24.5 million and $23.2 million, respectively.

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

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2023 (unaudited)

Amortized debt issuance costs included in interest expense approximated $7 thousand for the three months ended September 30, 2023 and 2022 and approximately $21 thousand and $28 thousand for the nine months ended September 30, 2023 and 2022, respectively. Debt issuance costs of approximately $57 thousand from the modification agreement (of which $14 thousand is not amortized at September 30, 2023) were being amortized over the original two-year term, and are now – beginning in the quarter ending December 31, 2023 – to be amortized over the expected term of the balance outstanding.

REDWOOD MORTGAGE INVESTORS VIII, L.P.

A California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2023 (unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES, OTHER THAN LOAN AND REO COMMITMENTS

Commitments

Note 1 (Organization and General) presents detailed discussion of the partnership’s contractual obligations to RMC under the Partnership Agreement and the Plan of Dissolution.

Legal proceedings

As of September 30, 2023, the partnership is not involved in any legal proceedings or governmental proceedings other than those that would be considered part of the normal course of business.

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

NOTE 9 – SUBSEQUENT EVENTS

The manager is negotiating for the partnership to acquire – in San Francisco – by deed in lieu of foreclosure an eleven-unit multi-family property that is collateralizing a secured loan of approximately $6.7 million, including accrued interest and penalties. The liabilities assumed with the deed in lieu would be limited to delinquent and accrued property taxes approximating $90 thousand. The negotiations are expected to be completed in November 2023.

The manager evaluated events subsequent to September 30, 2023 and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the unaudited consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto, which are included in Item 1 of this report on Form 10-Q, as well as the audited financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the partnership’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year.

Forward-Looking Statements

Certain statements in this Report on Form 10-Q which are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) . Forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period or periods or by use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” “possible” or similar terms or variations on those terms or the negative of those terms. Forward-looking statements include statements regarding the anticipated timing of the wind-up of the partnership and capital distributions, the execution of wind-up activities, trends in the California real estate market, future interest rates and economic conditions and their effect on the partnership’s ability to dispose of assets under the Plan of Dissolution, estimates as to the allowance for credit losses . Actual results may be materially different from what is projected by such forward-looking statements, therefore, you should not place undue reliance on forward-looking statements which reflect our view only as of the date hereof.

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

On June 6, 2023, the partnership filed a definitive Consent Solicitation Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, with the SEC in connection with a solicitation of consents (the “Dissolution Consent Solicitation”) from the limited partners to approve the dissolution of the partnership (the “Dissolution”) and a Plan of Dissolution (the “Plan” or “Plan of Dissolution”). On August 4, 2023 (the “Dissolution Date”), holders of a majority of the limited partnership interests of the partnership as of June 1, 2023, the record date for the consent solicitation, approved the Dissolution and Plan. As a result, the general partners entered into the Plan on August 4, 2023, and RMC, as manager of the partnership, began winding-up the affairs of the partnership, including liquidation of the partnership’s assets. Upon liquidation and distribution of all assets, the partnership will be terminated in accordance with the Plan, the partnership’s Sixth Amended and Restated Limited Partnership Agreement dated July 28, 2005 (as amended, the “Partnership Agreement”) and the Uniform Limited Partnership Act of 2008. The partnership has ceased making new loans and will only engage in business activities necessary or convenient to wind-up the partnership’s business and distribute partnership assets.

RMC expects to complete the wind-up activities approximately 12 to 18 months after the Dissolution Date. Dissolution, however, can be an involved process which may depend on a number of factors, and some of these factors are beyond RMC’s control. See "Risk Factors" included in Part II Item 1A of this report on Form 10-Q for a discussion of risks and uncertainties that could materially affect the wind-up of the partnership's affairs in connection with the Dissolution.

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

Results of Operations

The following discussion describes our results of operations for the three and nine months ended September 30, 2023.

Key performance indicators

Key performance indicators as of and for the nine months ended September 30 are presented in the following table ($ in thousands).

	2023	2022
Limited partners’ capital – end of period	$52,606	$60,358
Limited partners’ capital – average balance	$54,501	$64,867

Limited partners’ capital – withdrawals(1)	$4,773	$9,725

Secured loans principal – end of period balance	$54,589	$61,253
Secured loans principal – average daily balance	$57,615	$61,592

Number of first trust deeds	12	20
Principal – first trust deeds	$51,843	$57,922
Weighted average LTV – first trust deeds(2)	55.1%	55.9%

Number of second trust deeds	2	3
Principal – second trust deeds	$2,746	$3,331
Weighted average LTV – second trust deeds(2)	50.5%	44.1%

Interest income	$3,672	$3,840
Portfolio interest rate(3)	8.7%	8.5%
Effective yield rate(4)	8.5%	8.3%

Line of credit – end of period	$7,410	$10,000
Line of credit – average daily balance(5)	$9,489	$7,933

Mortgages payable – end of period	$1,312	$1,347
Mortgages payable – average daily balance (6)	$1,337	$1,451

Average interest rate – line of credit	8.2%	5.2%
Interest expense
Line of credit	$681	$342
Mortgages payable	$42	$40

Provision for (recovery of) loan losses	$—	$—

Operations expense	$3,019	$2,224

Net income (loss)	$(41)	$1,413
Percent(7)(8)	-0.1%	2.9%

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
(7)
Percent of limited partners’ capital – average balance (annualized)
(8)
Percent based on the net income available to limited partners (excluding 1% of income and losses allocated to general partners)

Key performance indicators as of and for the three months ended September 30 are presented in the following table ($ in thousands).

	2023	2022
Limited partners’ capital – end of period	$52,606	$60,358
Limited partners’ capital – average balance	$52,649	$61,782

Limited partners’ capital – withdrawals(1)	$—	$3,139

Secured loans principal – end of period balance	$54,589	$61,253
Secured loans principal – average daily balance	$56,050	$62,205

Number of first trust deeds	12	20
Principal – first trust deeds	$51,843	$57,922
Weighted average LTV – first trust deeds(2)	55.1%	55.9%

Number of second trust deeds	2	3
Principal – second trust deeds	$2,746	$3,331
Weighted average LTV – second trust deeds(2)	50.5%	44.1%

Interest income	$1,100	$1,234
Portfolio interest rate(3)	8.8%	8.4%
Effective yield rate(4)	7.9%	7.9%

Line of credit – end of period	$7,410	$10,000
Line of credit – average daily balance(5)	$8,494	$10,000

Mortgages payable – end of period	$1,312	$1,347
Mortgages payable – average daily balance (6)	$1,317	$1,447

Average interest rate – line of credit	8.5%	5.7%
Interest expense
Line of credit	$265	$146
Mortgages payable	$14	$10

Provision for (recovery of) loan losses	$—	$—

Operations expense	$903	$579

Net income (loss)	$(59)	$571
Percent(7)(8)	-0.4%	3.7%

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

Withdrawals of limited partners’ capital for the three and nine months ended September 30, 2023 and 2022 are presented in the following table ($ in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
Withdrawals	2023	2022	2023	2022
Without penalty	$—	$2,900	$4,284	$8,741
With penalty	—	239	489	984
Total	$—	$3,139	$4,773	$9,725

Scheduled, at September 30,	$—	$15,708	$—	$15,708
Percentage of scheduled withdrawals in end of period capital	0.0%	26.0%	0.0%	26.0%

Secured loans

We have sought to exercise strong discipline in underwriting loan applications and lending against collateral at amounts that create a mortgage portfolio that has substantial protective equity (i.e., property value to outstanding debt) as indicated by our overall conservative weighted-average loan-to-value ratio (LTV) at time of origination which at September 30, 2023 was 54.8%. Thus, based on the appraisal-based valuations at the time of loan inception, borrowers have, in the aggregate, equity of 45.2% in the property, and we as lenders have loaned in the aggregate 54.8% (including other senior liens on the property, for other than first-lien loans) against the properties we hold as collateral for the repayment of our loans.

Secured loans, principal by LTV and lien position at September 30, 2023 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan.

	Secured loans, principal
LTV(1)	First trust deeds	Percent	Second trust deeds	Percent	Total principal	Percent
<40%	$14,234	26.1%	$1,500	2.7%	$15,734	28.8%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	4,430	8.1	—	0.0	4,430	8.1
60-69%	17,624	32.3	1,246	2.3	18,870	34.6
Subtotal <70%	36,288	66.5	2,746	5.0	39,034	71.5

70-79%	15,555	28.5	—	0.0	15,555	28.5
Subtotal <80%	51,843	95.0	2,746	5.0	54,589	100.0

≥80%	—	0.0	—	0.0	—	0.0

Total	$51,843	95.0%	$2,746	5.0%	$54,589	100.0%

(1)
LTV classifications in the table above are based on principal, advances and interest unpaid at September 30, 2023.

Loans with payments in arrears, principal by LTV and lien position at September 30, 2023 are presented in the following table ($ in thousands). The LTVs shown in this table are updated for any appraisals ordered and received by the manager after origination of the loan. At September 30, 2023, all loans with payments in arrears are loans past maturity.

	Secured loans with payments in arrears, principal
LTV(2)	First trust deeds	Percent(3)	Second trust deeds	Percent(3)	Total Principal	Percent(3)
<40%	$—	0.0%	$—	0.0%	$—	0.0%
40-49%	—	0.0	—	0.0	—	0.0
50-59%	—	0.0	—	0.0	—	0.0
60-69%	7,990	14.6	—	0.0	7,990	14.6
Subtotal <70%	7,990	14.6	—	0.0	7,990	14.6

70-79%	12,125	22.2	—	0.0	12,125	22.2
Subtotal <80%	20,115	36.8	—	0.0	20,115	36.8

≥80%	—	0.0	—	0.0	—	0.0

Total	$20,115	36.8%	$—	0.0%	$20,115	36.8%

(2)
LTV classifications in the table above are based on principal, advances and interest unpaid at September 30, 2023.
(3)
Percent of secured loan principal, end of period balance.

Payments in arrears for secured loans (i.e., principal and interest payments past due 30 or more days) at September 30, 2023, totaled approximately $21.4 million of which $20.1 million was principal, and approximately $1.3 million was accrued interest. The entire principal in arrears consisted of loans past maturity, all of which were in first lien position.

See Note 4 (Loans) to the consolidated financial statements included in Part I, Item 1 of this report for detail of the secured loan portfolio, including loan characteristics, scheduled maturities, delinquency and payments in arrears, loans in non-accrual status and the allowance for credit losses.

Performance overview/net income 2023 v. 2022 (nine months ended)

Net income available to limited partners as a percent of limited partners’ capital – average balance (annualized) was -0.1% and 2.9% for the nine months ended September 30, 2023 and 2022, respectively. Net income decreased approximately $1.5 million (102.9%) for the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to an increase in operations expense of approximately $795 thousand (35.7%) mostly attributable to the Dissolution Consent Solicitation, the reduction in net interest income of approximately $509 thousand (14.7%) and a decrease in late fees and gain on sale of loans of $150 thousand (83.8%). In line with a rising rate environment, the portfolio rate on secured loans has increased by 0.2% since September 30, 2022. This increase is partially offset by an increase in the borrowing rate on the line of credit of 3.0% since September 30, 2022.

Analysis and discussion of income from operations 2023 v. 2022 (nine months ended)

Significant changes to net income for the nine months ended September 30, 2023 compared to the same period in 2022 are summarized in the following table ($ in thousands).

		Provision for
	Net interest	(recovery of)	Operations	Net
	income	loan losses	expense	income
Nine months ended
September 30, 2023	$2,949	$—	$3,019	$(41)
September 30, 2022	3,458	—	2,224	1,413
Change	$(509)	$—	$795	$(1,454)

Change
Decrease secured loans principal - average daily balance	(246)	—	(110)	(137)
Effective yield rate	78	—	—	78
Amortization of debt issuance costs	6	—	—	7
Interest on line of credit and promissory note from a related mortgage fund	(345)	—	—	(345)
Interest on mortgages payable assumed at foreclosure	(2)	—	—	(2)
Decrease limited partners' capital - average balance	—	—	(71)	71
Decrease in allocable expenses from the manager	—	—	(8)	8
Legal, audit and consulting	—	—	532	(532)
Timing of services rendered	—	—	115	(115)
REO sales, net	—	—	261	(261)
REO holding costs	—	—	20	(20)
Late fees	—	—	—	(28)
Gain on sale, loans	—	—	—	(122)
Other	—	—	56	(56)
Change	$(509)	$—	$795	$(1,454)

The table above displays only significant changes to net income for the period and is not intended to cross foot.

Net interest income

Net interest income decreased approximately $509 thousand (14.7%) for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease in net interest income is due primarily to (i) an increase in interest expense resulting from an increase of approximately $70 thousand (2333%) of interest expenses on a promissory note from a related mortgage fund and an increase in the line of credit – average daily balance and a rapid increase in interest rates and (ii) a decrease in interest income of approximately $168 thousand (4.4%) resulting from the decrease in the secured loans principal – average daily balance of approximately $4.0 million (6.5%), offset slightly by an increase in the effective yield rate of 0.2%.

The increase in line of credit – average daily balance of approximately $1.6 million (20.3%) for the nine months ended September 30, 2023 compared to the same period in 2022 and an increase in the average interest rate on the line of credit of approximately 3.0 percent (57.1%) over the same period resulted in an increase of approximately $275 thousand (88.4%) in interest expenses on the line of credit. See Key performance indicators table included above in Item 2 of this report for details on the average interest rate on the line of credit.

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

Operations expense

Significant changes to operations expense for the nine months ended September 30, 2023 compared to the same period in 2022 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs		Dissolution
	servicing	management	from	Professional	Consent	REO,
	fees	fees	RMC	services	expense	net	Other	Total
Nine months ended
September 30, 2023	$650	155	494	953	556	182	29	$3,019
September 30, 2022	760	186	542	809	—	(99)	26	2,224
Change	$(110)	(31)	(48)	144	556	281	3	$795

Change
Decrease secured loans principal - average daily balance	(110)	—	—	—	—	—	—	(110)
Decrease limited partners' capital - average balance	—	(31)	(40)	—	—	—	—	(71)
Decrease in allocable expenses from the manager	—	—	(8)	—	—	—	—	(8)
Legal, audit and consulting	—	—	—	11	521	—	—	532
Timing of services rendered	—	—	—	115	—	—	—	115
REO sales, net	—	—	—	—	—	261	—	261
REO holding costs	—	—	—	—	—	20	—	20
Other	—	—	—	18	35	—	3	56
Change	$(110)	(31)	(48)	144	556	281	3	$795

Mortgage servicing fees

The decrease in mortgage servicing fees of approximately $110 thousand for the nine months ended September 30, 2023 as compared to the same period in 2022, was due to a decrease in the secured loans principal – average daily balance to approximately $57.6 million from approximately $61.6 million. The decrease in the secured loans principal – average daily balance was due to a reduction in partners' capital.

Asset Management Fees

For the management of the partnership’s loan portfolio, the general partners are entitled to a monthly Asset Management Fee in an amount up to 1/32 of 1% of the “net asset value” of the partnership (3/8 of 1% annually). The decrease in Asset Management Fees for the nine months ended September 30, 2023, as compared to the same period in 2022, was due to the decrease in limited partners’ capital – average balance to approximately $54.5 million from $64.9 million.

Costs from RMC

RMC is entitled to request reimbursement for operations expense incurred on behalf of RMI VIII, including without limitation, RMC’s personnel and non-personnel costs incurred for qualifying business activities, including investor services, accounting, tax and data processing, postage and out-of-pocket general and administration expenses. The decrease in costs from RMC of approximately $48 thousand for the nine months ended September 30, 2023 as compared to the same period in 2022 was primarily due to a reduction of the partnership’s limited partners’ capital as a percent of the total capital of the related mortgaged funds managed by RMC.

Professional services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The increase in professional services of approximately $144 thousand for the nine months ended September 30, 2023 compared to the same period in 2022 was due to timing differences of services rendered and an increase in legal, audit and consulting fees due to increased activities related to CECL adoption.

Dissolution Consent Solicitation

On May 19, 2023, the partnership filed a Consent Solicitation Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 with the SEC in connection with the Dissolution Consent Solicitation. On August 4, 2023, the partnership entered into the Plan of Dissolution following the receipt of required consents of limited partners approving the Dissolution and the Plan of Dissolution. The expense related to the Dissolution Consent Solicitation was approximately $556 thousand in the nine months ended September 30, 2023.

REO, net

The REO balance was approximately $5.9 million and $6.0 million at September 30, 2023 and 2022, respectively. There were no REO acquisitions in the nine months ended September 30, 2023 and 2022.

In Stanislaus County, approximately 14 acres of undeveloped land was sold in two separate transactions – approximately nine acres in July 2022, and the remaining approximately five acres in September 2022. The net combined sales price approximated the adjusted carrying value after an adjustment to reduce the valuation allowance by approximately $261 thousand and after fees paid to RMC associated with management of the properties and arranging the sales of approximately $73 thousand which is included in Consolidated Statements of Income as mortgage servicing fee. For the first sale, RMI VIII provided a $664 thousand first mortgage at market terms and an LTV of 40%. For the second sale, RMI VIII provided a $637 thousand first mortgage at market terms and an LTV of 65%. In the nine months ended September 30, 2022, the valuation allowance adjustment on REO properties was decreased by $261 thousand prior to the sale of the two land parcels in Stanislaus County.

The increase in holding costs, net of other income when comparing the nine months ended September 30, 2023 to the nine months ended September 30, 2022 is due to an increase in REO operating expenses of approximately $5 thousand for the two Hollywood Hills single-family residences and a decrease in REO rental income of approximately $15 thousand for the unit-storage lockers and signage in San Francisco County.

See Note 5 (Real Estate Owned (REO) and Mortgages Payable) to the consolidated financial statements included in Part I, Item 1 of this report for detailed presentations of REO activity during the period.

Analysis and discussion of income from operations 2023 v. 2022 (three months ended)

Significant changes to net income for the three months ended September 30, 2023 compared to the same period in 2022 are summarized in the following table ($ in thousands).

		Provision for
	Net interest	(recovery of)	Operations	Net
	income	credit losses	expense	income
Three months ended
September 30, 2023	$821	—	903	$(59)
September 30, 2022	1,078	—	579	571
Change	$(257)	—	324	$(630)

Change
Decrease secured loans principal - average daily balance	(120)	—	(88)	(32)
Effective yield rate	(14)	—	—	(14)
Interest on line of credit and promissory note from a related mortgage fund	(119)	—	—	(119)
Interest on mortgages payable assumed at foreclosure	(4)	—	—	(4)
Decrease limited partners' capital - average balance	—	—	(24)	24
Decrease in allocable expenses from the manager	—	—	(40)	40
Legal, audit and consulting	—	—	147	(147)
Timing of services rendered	—	—	45	(45)
REO sales, net	—	—	261	(261)
REO holding costs	—	—	30	(30)
Late fees	—	—	—	(8)
Gain on sale, loans	—	—	—	(41)
Other	—	—	(7)	7
Change	$(257)	—	324	$(630)

The table above displays only significant changes to net income for the period and is not intended to cross foot.

Net interest income

Net interest income decreased approximately $257 thousand (23.8%) for the three months ended September 30, 2023 compared to the same period in 2022. The decrease in net interest income is due to (i) an increase in interest expense resulting from an increase of approximately $73 thousand (100%) of interest expenses on a promissory note from a related mortgage fund and a rapid increase in interest rates, offset by a decrease in the line of credit – average daily balance and (ii) a decrease in interest income of approximately $134 thousand (10.9%).

The line of credit – average daily balance decreased approximately $1.5 thousand (15.1%) for the three months ended September 30, 2023 compared to the same period in 2022, but the average interest rate on the line of credit increased 2.9 percent (50.9%) over the same period, resulting in an increase of approximately $46 thousand (33.1%) in interest expenses on the line of credit. See Key performance indicators table included above in Item 2 of this report for details on the average interest rate on the line of credit.

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

Operations expense

Significant changes to operations expense for the three months ended September 30, 2023 compared to the same period in 2022 are summarized in the following table ($ in thousands).

	Mortgage	Asset	Costs		Dissolution
	servicing	management	from	Professional	Consent	REO,
	fees	fees	RMC	services	expense	net	Other	Total
Three months ended
September 30, 2023	$212	49	149	315	123	50	5	$903
September 30, 2022	300	59	203	251	—	(241)	7	579
Change	$(88)	(10)	(54)	64	123	291	(2)	$324

Change
Decrease secured loans principal - average daily balance	(88)	—	—	—	—	—	—	(88)
Decrease limited partners' capital - average balance	—	(10)	(14)	—	—	—	—	(24)
Decrease in allocable expenses from the manager	—	—	(40)	—	—	—	—	(40)
Legal, audit and consulting	—	—	—	24	123	—	—	147
Timing of services rendered	—	—	—	45	—	—	—	45
REO sales, net	—	—	—	—	—	261	—	261
REO holding costs	—	—	—	—	—	30	—	30
Other	—	—	—	(5)	—	—	(2)	(7)
Change	$(88)	(10)	(54)	64	123	291	(2)	$324

Mortgage servicing fees

The decrease in mortgage servicing fees of approximately $88 thousand for the three months ended September 30, 2023 as compared to the same period in 2022, was due to a decrease in the secured loans principal – average daily balance to approximately $56.1 million from approximately $62.2 million. The decrease in the secured loans principal – average daily balance was due to a reduction in partners' capital.

Asset Management Fees

For the management of the partnership’s loan portfolio, the general partners are entitled to a monthly Asset Management Fee in an amount up to 1/32 of 1% of the “net asset value” of the partnership (3/8 of 1% annually). The decrease in Asset Management Fees for the three months ended September 30, 2023, as compared to the same period in 2022, was due to the decrease in limited partners’ capital – average balance to approximately $52.6 million from $61.8 million.

Costs from RMC

RMC is entitled to request reimbursement for operations expense incurred on behalf of RMI VIII, including without limitation, RMC’s personnel and non-personnel costs incurred for qualifying business activities, including investor services, accounting, tax and data processing, postage and out-of-pocket general and administration expenses. The decrease in costs from RMC of approximately $54 thousand for the three months ended September 30, 2023 as compared to the same period in 2022 was due to a decrease in allocable payroll and professional services and a reduction of the partnership’s limited partners’ capital as a percent of the total capital of the related mortgaged funds managed by RMC.

Professional services

Professional services consist primarily of information technology, legal, audit and tax compliance, and consulting expenses.

The increase in professional services of approximately $64 thousand for the three months ended September 30, 2023 compared to the same period in 2022 was due to timing differences of services rendered and an increase in legal, audit and consulting fees due to increased activities related to CECL adoption.

Dissolution Consent Solicitation

On May 19, 2023, the partnership filed a Consent Solicitation Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 with the SEC in connection with the Dissolution Consent Solicitation. On August 4, 2023, the partnership entered into the Plan of Dissolution following the receipt of required consents of limited partners approving the Dissolution and the Plan of Dissolution. The expense related to the Dissolution Consent Solicitation was approximately $123 thousand in the three months ended September 30, 2023.

REO, net

The REO balance was approximately $5.9 million and $6.0 million at September 30, 2023 and 2022, respectively. There were no REO acquisitions in the three months ended September 30, 2023 and 2022.

In Stanislaus County, approximately 14 acres of undeveloped land was sold in two separate transactions – approximately nine acres in July 2022, and the remaining approximately five acres in September 2022. The net combined sales price approximated the adjusted carrying value after an adjustment to reduce the valuation allowance by approximately $261 thousand and after fees paid to RMC associated with management of the properties and arranging the sales of approximately $73 thousand which is included in Consolidated Statements of Income as mortgage servicing fee. For the first sale, RMI VIII provided a $664 thousand first mortgage at market terms and an LTV of 40%. For the second sale, RMI VIII provided a $637 thousand first mortgage at market terms and an LTV of 65%. In the nine months ended September 30, 2022, the valuation allowance adjustment on REO properties was decreased by $261 thousand prior to the sale of the two land parcels in Stanislaus County.

The increase in holding costs, net of other income when comparing the three months ended September 30, 2023 to the three months ended September 30, 2022 is due to an increase in REO operating expenses of approximately $20 thousand for the two Hollywood Hills single-family residences and a decrease in month-to-month rents of approximately $10 thousand for the unit-storage lockers and signage in San Francisco County.

See Note 5 (Real Estate Owned (REO) and Mortgages Payable) to the consolidated financial statements included in Part I, Item 1 of this report for detailed presentations of REO activity during the period.

Cash flows and liquidity

Cash flows by business activity for the nine months ended September 30, 2023 and 2022 are presented in the following table ($ in thousands).

	Nine Months Ended September 30,
	2023	2022
Limited partners’ capital
Withdrawals, net of early withdrawal fees	$(4,723)	$(9,625)
Early withdrawal penalties	(50)	(100)
Distributions	(363)	(871)
Cash (used in) limited partners' capital	(5,136)	(10,596)

Borrowings
Line of credit advances, net	(2,590)	10,000
Interest paid	(718)	(409)
Debt issuance costs paid - line of credit	—	(57)
Mortgages repaid	(35)	(105)
Promissory note received from related party	2,800	1,000
Promissory note repaid to related party	—	(1,000)
Cash (used in) provided by borrowings	(543)	9,429

Loan earnings and payments
Interest received, net	2,552	4,373
Late fees and other loan income	29	78
Loans funded, net	(5,700)	(47,169)
Principal collected	7,243	28,462
Loans transferred to related mortgage fund	3,956	3,284
Loans sold to non-affiliate, net	—	9,893
Advances (funded by) received from loans	(73)	75
Cash provided by (used in) loan production	8,007	(1,004)

REO
Sale proceeds, net	—	2,490
Holding costs	(202)	(246)
Cash (used in) provide by REO operations and sales	(202)	2,244

RMC payments - formation loan	—	496

Operations expense, excluding REO holding costs	(2,691)	(2,275)

Net (decrease) in cash	$(565)	$(1,706)
Cash, end of period	$398	$2,197

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

Effective as of the Dissolution Date, RMC is entitled to collect the Dissolution Fee, which is equal to 7.0% of each capital distribution to be made to the Limited Partners over the course of the wind-up period. The Dissolution Fee amounts received by RMC are intended to first be remitted back to the partnership in satisfaction of amounts owed by RMC on the formation loan and to restore the general partners’ capital deficit (i.e., the deficit restoration obligation) required by the Partnership Agreement. The Dissolution Fee will be treated as an expense of the partnership and included in the allocation of income/losses to limited partners’ capital accounts.

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

Changes to Internal Control Over Financial Reporting

There have not been any changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the manager’s or partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2023, the partnership was not involved in any legal proceedings or governmental proceedings other than those that would be considered part of the normal course of business. In the normal course of business, the partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc. to enforce provisions of the deeds of trust, collect the debt owed under promissory notes or protect or recoup its investment from real property secured by the deeds of trust and resolve disputes between borrowers, lenders, lien holders and mechanics. None of these actions, in and of themselves, typically would be of any material financial impact to the partnership (i.e., exceeding ten percent of the partnership’s consolidated current assets).

Item 1A. Risk Factors

On August 4, 2023, the general partners of RMI VIII entered into the Plan of Dissolution following the receipt of required consents of limited partners approving the Dissolution and the Plan of Dissolution. Set forth below is a discussion of risks and uncertainties that could materially affect the wind-up of the partnership’s affairs in connection with the Dissolution.

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

For periods prior to the Dissolution Date, withdrawals were made once a quarter, on the last business day of the quarter. There were no withdrawals for the three months ended September 30, 2023. The maximum number of units that could have been withdrawn in any year and the maximum amount of withdrawals available in any period to partners were subject to certain limitations described in the Partnership Agreement.

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

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits

2.1

Plan of Dissolution of Redwood Mortgage Investors VIII, L.P. dated August 4, 2023 (incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K (File No. 000-27816) filed on August 9, 2023)

3.1

Sixth Amended and Restated Limited Partnership Agreement of Redwood Mortgage Investors VIII, L.P. (incorporated by reference to the Partnership’s Annual Report on Form 10-K (File No.000-27816) filed on April 11, 2016)

3.2	Second Amendment to Sixth Amended and Restated Limited Partnership Agreement of Redwood Mortgage Investors VIII, L.P. dated July 20, 2023.

31.1	Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD MORTGAGE INVESTORS VIII, L.P., a California Limited Partnership
(Registrant)

Date: November 14, 2023	By:		Redwood Mortgage Corp., General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	President, Secretary and Treasurer
(On behalf of the registrant, and in the capacity of principal financial officer), Director

Date: November 14, 2023	By:		Michael R. Burwell, General Partner

		By:	/s/ Michael R. Burwell
		Name:	Michael R. Burwell
		Title:	General Partner